Form 10-Q
period 2023-09-30
Cannaisseur Group Inc.
filed 2023-12-28
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

COMMISSION FILE NO. 333-262710

The Cannaisseur Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	86-1907561 (IRS Employer Identification No.)

1039 Grant St. B24

Atlanta, GA 30315

(Address of principal executive offices) (Zip Code)

(404) 254-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of December 28, 2023:
Common Stock, par value $0.0001	40,577,619

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,679	$18,534
Accounts receivable	-	807
Inventory	10,974	13,456
Deposits	9,084	3,000
Total Current Assets	21,737	35,797

Property and equipment	20,972	20,972
Accumulated depreciation	(19,350)	(17,150)
Property and equipment, net	1,622	3,822
Right of Use Asset	4,185	19,670
TOTAL ASSETS	$27,544	$59,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	71,969	32,009
Notes payable, current portion	6,377	1,517
Notes payable, related party	-	950
Operating lease liability, current portion	2,726	19,850
Dividends payable	1,608	1,608
Total current liabilities	82,680	55,934

Long term notes payable, less current portion	25,783	25,783
Total long term liabilities	25,783	25,783

TOTAL LIABILITIES	108,463	81,717

Mezzanine Equity	37,875	37,875

Stockholders' Deficit
Common Stock, $0.0001 par value, 100,000,000 shares authorized 40,577,619 and 37,196,667 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,057	3,720
Additional paid in capital	385,442	313,297
Accumulated deficit	(404,557)	(317,513)
Minority interest	(103,736)	(59,807)

Total Stockholders' Deficit	(118,794)	(60,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,544	$59,289

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue, net of discounts	17,238	28,183	52,751	78,946
Cost of revenue	6,696	10,781	21,305	31,254
Gross profit	10,542	17,402	31,446	47,692

Operating Expenses
General and administrative expenses	64,316	57,943	158,859	98,503
Depreciation & amortization	703	1,058	2,200	3,803
Total operating expenses	65,019	59,001	161,059	102,306

Operating Loss	(54,477)	(41,599)	(129,613)	(54,614)

Other Income (expense)
Interest expense	(258)	(1,221)	(1,360)	(1,729)
Total other income (expense)	(258)	(1,221)	(1,360)	(1,729)

Net income (loss) before taxes	(54,735)	(42,820)	(130,973)	(56,343)
Income tax benefit	-	-	-	-

Net income (loss)	$(54,735)	$(42,820)	$(130,973)	$(56,343)

Net income (loss) attributable minority interest	(22,321)	(1,097)	(43,929)	(4,564)

Net income (loss) attributable to TCGI	$(32,414)	$(41,723)	$(87,044)	$(51,779)

Weighted average of common shares - basic and diluted	40,577,619	36,233,696	39,112,523	36,045,604

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Capital	Interest	Deficit	Deficit	Equity

Balance, December 31, 2021	35,950,000	$3,595	$277,927	$(45,941)	$(237,366)	$(1,785)	$37,875

Net loss	-	-	-	(1,416)	(8,888)	(10,304)	-
Balance, March 31, 2022	35,950,000	3,595	280,769	(47,357)	(246,254)	(12,089)	37,875

Net loss	-	-	-	(2,051)	(1,168)	(3,219)	-
Balance, June 30, 2022	35,950,000	3,595	280,769	(49,408)	(247,422)	(15,308)	37,875

Shares issued for cash	580,000	58	2,842	-	-	2,900	-
Net loss	-	-	-	(1,097)	(41,723)	(42,820)	-
Balance, September 30, 2022	36,530,000	$3,653	$283,611	$(50,505)	$(289,145)	$(55,228)	$37,875

Balance, December 31, 2022	37,196,667	$3,720	$313,297	$(59,807)	$(317,513)	$(60,303)	$37,875

Shares issued for cash	333,334	33	9,967	-	-	10,000	-
Capital contribution	-	-	10,482	-	-	10,482	-
Net loss	-	-	-	(15,873)	(16,521)	(32,394)	-
Balance, March 31, 2023	37,530,001	3,753	333,746	(75,680)	(334,034)	(72,215)	37,875

Shares issued for cash	3,047,618	304	51,696	-	-	52,000	-
Net loss	-	-	-	(5,735)	(38,109)	(43,844)	-
Balance, June 30, 2023	40,577,619	4,057	385,442	(81,415)	(372,143)	(64,059)	37,875

Net loss	-	-	-	(22,321)	(32,414)	(54,735)	-
Balance, September 30, 2023	40,577,619	$4,057	$385,442	$(103,736)	$(404,557)	$(118,794)	$37,875

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(130,973)	$(56,343)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,200	3,803
Amortization of right to use asset	15,485	9,156
Changes in operating assets and liabilities:
Accounts receivable	807	-
Due from related party	-	42,951
Inventory	2,482	(536)
Deposits	(6,084)	-
Accounts payable and accrued expenses	39,960	2,408
Right of use liability	(17,124)	(8,668)
Net Cash Used in Operating Activities	(93,247)	(7,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	62,000	2,900
Proceeds from short term loan	9,378	-
Payments on short term loan	(4,518)	-
Contributed capital related party	10,482	-
Proceeds from note payable	-	2,550
Proceeds from (repayments of) note payable - related party	(950)	950
Net Cash Provided by Financing Activities	76,392	6,400

Net increase (decrease) in cash and cash equivalents	(16,855)	(829)
Cash and cash equivalents, beginning of period	18,534	6,024
Cash and cash equivalents, end of period	$1,679	$5,195

Supplemental cash flow information:
Cash paid for interest	$1,870	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2023 And 2022

(Unaudited)

1. Organization and Basis of Presentation

Organization and Combination

The Cannaisseur Group, Inc. (the Company) was incorporated in the State of Delaware on December 22, 2020.

On January 4, 2021, the Company acquired 51% of the common stock of Atlanta CBD, Inc. (“Atlanta CDB”), (the “Atlanta CBD Acquisition”). Atlanta CBD, Inc. was incorporated in the State of Georgia on October 17, 2018.

Basis of Presentation

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and include the accounts of The Cannaisseur Group, Inc. and Atlanta CBD.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary Atlanta CBD. At the time of the Atlanta CBD Acquisition, Floretta Gogo and Xavier Carter owned the majority of Atlanta CBD and controlled the voting rights. Ms. Gogo and Mr. Carter also controlled 38% of The Cannaisseur Group’s voting rights and were the CEO and COO, respectively, of both Companies both before and after the transaction. Pursuant to the guidance of ASC 250 Accounting Changes and Error Corrections (“ASC 250”) the acquisition of Atlanta CBD by The Cannaisseur Group resulted in a change in the reporting entity of the combined companies. The Company relied upon the guidance of ASC 805 Business Combinations (“ASC 805”) in the presentation of the combined entities. Pursuant to ASC 805-50-05-5, the pooling-of-interests method of accounting provides relevant guidance when an exchange of shares between entities under common control results in a change in the reporting entity. Under the pooling-of-interests method, the transferred assets and liabilities are recorded at their historical carrying amounts, and the equity accounts of the separate entities are combined. Pursuant to ASC 805-50-45-2, the transaction should be presented as if it occurred on the first day of the period reported; accordingly, we have reported the Atlanta CBD transaction as if it occurred on January 1, 2020.

Business Operations

The Company through Atlanta CBD operates a retail CBD store in Atlanta, Georgia.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $404,557, a working capital deficit of $37,790, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If cash resources are insufficient to satisfy the Company's ongoing cash requirements, the Company would be required to obtain funds, if available, although there can be no certainty, from its shareholders or officers.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates are expected to include those related to assumptions used in calculating accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less. The recorded value of our cash and cash equivalents approximates their fair value.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Classification	Estimated Useful Lives
Equipment	3 to 5 years
Leasehold improvements	3 to 5 years
Furniture and fixtures	3 to 5 years

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company sells CBD related products in a retail location in Atlanta, Georgia and through e-commerce. Revenue is recognized based on the following model:

1. The Company sells products at their one retail location and via web site sales. A sale agreement exists when the customer purchases the product at the counter or via an online purchase. The price for and product to be received are known at time of purchase.

2. The performance obligations are to provide the product for the customer at the counter or ship the product to the customer. Product is shipped on the day of sale.

3. The price of the product is located on the label or presented on the web site and therefore is known at the time of purchase.

4. The price of the product is properly allocated to the sole performance of providing the product.

5. Revenue is recognized in the retail location at the point of sale where money is collected and product is in control of customer and from the web site upon settlement of the credit card transaction, which is effectively at the time of purchase.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at September 30, 2023 or 2022.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of the State of Georgia.

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are recognized. As of September 30, 2023 and December 31, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carry forwards, following an ownership change of the Company. Note that as a result of the Company's equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset should no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

Stock-Based Compensation

The Company issues common stock and intends to issue stock options to officers, directors and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, will be measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility will be based on the historical volatility of the Company's common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock will be determined by reference to the quoted market price of the Company's common stock on the grant date, or, if not available, by reference to an appropriate alternative valuation methodology.

The Company will recognize the fair value of stock-based compensation awards in general and administrative costs or in software development costs, as appropriate, in the Company's consolidated statements of operations. The Company will issue new shares of common stock to satisfy stock option exercises.

As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding stock options.

Earnings (Loss) Per Share

The Company's computation of earnings (loss) per share ("EPS") includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because there is no convertible debt, convertible preferred stock, warrants or stock options outstanding.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company will determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company will perform an analysis of the assets and liabilities at each reporting period end.

The carrying value of financial instruments (consisting of cash and accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current "incurred loss" approach with an "expected loss" model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. As a small business filer, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 did not have a material effect on the Company's financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants, did not or are not believed by management to have a material impact on the Company's present or future financial statements and related disclosures.

3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2023	December 31, 2022
Equipment	$5,140	$5,140
Leasehold improvements	10,788	10,788
Furniture and fixtures	5,044	5,044
Total	20,972	20,972
Less accumulated depreciation	(19,350)	(17,150)
Property and equipment, net	$1,622	$3,822

Depreciation expense for the three and nine months ended September 30, 2023 was $703 and $2,200, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $1,058 and $3,803, respectively.

4. Notes payable

Notes payable consists of the following:

	September 30, 2023	December 31, 2022
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the nine months ended September 30, 2023, the Company made payments of $4,523 and received additional borrowings of $5,283, subject to the same repayment terms as the original agreement.	$4,860	$-

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75%. Interest in the amount of $2,315 has been accrued as of September 30, 2023. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. The due date of the loan is June 9, 2030. During the nine months ended September 30, 2023 and 2022, the Company made interest payments in the amount of $1,870 and $0, respectively.	$27,300	$27,300
Total	$32,160	$27,300
Current portion	$6,377	$1,517
Long term portion	$25,783	$25,783

Future principal payments of notes payable are as follows:

Twelve months ending September 30,

2024	$6,377
2025	1,517
2026	1,517
2027	1,517
2028	1,517
Thereafter	19,715
Total	$32,160

5. Right of Use Asset and Liability

Operating lease right-of-use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and right-of-use lease liabilities represent the Company's obligation to make lease payments arising from the lease. Generally, the implicit rate of interest, equivalent to a discount rate, in lease arrangements is not readily determinable and the prevailing commercial property mortgage rate is utilized in determining the present value of lease payments.

The Company leased its retail store in Atlanta, Georgia under a five-year lease executed on January 24, 2019. The monthly cash payment for this operating lease was approximately $2,000 per month, with the lease term ending on December 24, 2023. The Company recorded right-of-use assets and liabilities of $84,994 on January 24, 2019, based on the present value of payments and an incremental borrowing rate of 10.0% per annum.

The following schedule sets forth the operating lease right of use activity for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Capitalized present value of lease payments	$84,994	$84,994
Less amortization	(80,809)	(65,324)
Operating lease right of use asset, net	$4,185	$19,670

The following schedule sets forth the current portion and long-term portion of operating lease liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current portion	$2,726	$19,850
Long-term portion	-	-
Total lease liability	$2,726	$19,850

The following schedule sets forth the remaining annual future lease payments outstanding as of September 30, 2023:

2024	$6,017
Less amount representing imputed interest	(3,291)
Present value of lease liabilities	$2,726

During the three months ended September 30, 2023, the Company accrued an additional $34,604 in unpaid rent and fees. The aggregate lease expense for the operating lease charged to general and administrative expenses in the statement of operations was $41,049 and $53,637 for the three and nine months ended September 30, 2023, respectively.

Aggregate lease expense for this operating lease charged to general and administrative expenses in the statement of operations was $11,539 and $17,712 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company had right of use assets of $4,185 and $19,670, and lease liabilities of $2,726 and $19,850, respectively.

6. Related Party Transactions

On January 4, 2021, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”), by and between the Company, Atlanta CBD, Inc. (“Atlanta”), and the controlling shareholders of Atlanta, Floretta Gogo and Xavier Carter (collectively referred to as the “Sellers”). In connection with the closing of the transactions contemplated by the Purchase Agreement (the “Atlanta Acquisition”), the Company acquired 51% of the outstanding common stock Atlanta from the Sellers in exchange for 13,600,000 shares of the Company’s common stock. The Sellers are officers of the Company and as a result, the Atlanta Acquisition is a related party transaction that was accounted for at book value.

On April 27, 2023, the Company issued 914,286 shares of common stock to a related party for cash proceeds in the amount of $20,000 ($0.022 per share).

On May 10, 2023, the Company sold 1,066,666 shares of common stock at a price of $0.015 per share for cash proceeds of $16,000 to each of two related party investors (a total of 2,133,332 shares of common stock for aggregate cash proceeds of $32,000).

During the nine months ended September 30, 2023, the Company received capital contributions from related parties in the amounts of $10,482.

7. Acquisition of Atlanta CBD, Inc.

On January 4, 2021, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”), by and between the Company, Atlanta CBD, Inc., and the controlling shareholders of Atlanta, Floretta Gogo and Xavier Carter (collectively referred to as the “Sellers”). In connection with the closing of the Atlanta CBD Acquisition, the Company acquired 51% of the outstanding common stock Atlanta from the Sellers in exchange for 13,600,000 shares of the Company’s common stock. The Sellers are officers of the Company and as a result, the Atlanta Acquisition is a related party transaction that was accounted for at book value under common control accounting.

The Purchase Agreement included standard and customary representations, warranties and indemnification rights.

Atlanta is in the business of providing CBD products in a retail store in Atlanta, Georgia.

The results of Atlanta are included in the consolidated financial statements effective January 1, 2021.

Under common control accounting, the financial statements of Atlanta are included in the consolidated financial statements of the Company effective January 1, 2020.

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$2,373
Inventory	16,198
Deposits	3,000
Property, plant and equipment, net	13,096
Right of use asset	55,457
Total identifiable assets	90,124
Less: liabilities assumed	125,125
Total purchase price	$(35,001)

8. Mezzanine Equity

Mezzanine equity, as of September 30, 2023 and December 31, 2022, consists of 1,518 shares of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal is achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution.

9. Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. At September 30, 2023 and December 31, 2022, the Company had 40,577,619 and 37,196,667 shares of common stock issued and outstanding, respectively.

In January 2021, the Company entered into a Stock Purchase Agreement with the owners of Atlanta CBD, Inc. and acquired 51% of the common stock of Atlanta CBD, Inc. in exchange for 13,600,000 shares of the Company’s common stock. This transaction was accounted for using common control accounting; accordingly, the transaction was recorded as if it occurred on January 1, 2020. The amount of $55,412 was recorded to additional paid-in capital, $22,350 was charged to minority interest, and $23,263 was recorded to accumulated deficit.

Equity transactions during the nine months ended September 30, 2023:

On February 16, 2023, the Company sold 333,334 shares of common stock in a private placement for gross proceeds of $10,000.

On February 9, 2023, February 17, 2023, and March 9, 2023, the Company received capital contributions from a related party in the amounts of $1,797, $3,685 and $5,000, respectively.

On April 27, 2023, the Company issued 914,286 shares of common stock to a related party for cash proceeds in the amount of $20,000 ($0.022 per share).

On May 10, 2023, the Company sold 1,066,666 shares of common stock at a price of $0.015 per share for cash proceeds of $16,000 to each of two investors (a total of 2,133,332 shares of common stock for aggregate cash proceeds of $32,000).

Equity transactions during the nine months ended September 30, 2022:

In August 2022, the Company sold 580,000 shares of common stock in a private placement for gross proceeds of $2,900.

10. Commitments and Contingencies

Legal Matters

Atlanta CBD leased its retail store in Atlanta, Georgia under a five-year lease executed on January 24, 2019. The monthly cash payment for this operating lease was approximately $2,000 per month, with the lease term ending on December 24, 2023. On August 14, 2023, the Landlord initiated a civil action against Atlanta CBD and Guarantors styled AP 1039 Grant St., LLC v. Inno Medicinals LLC, a/k/a InnoMedicals Atlanta CBD, Inc., Xavier Carter, and Floretta Gogo, State Court of DeKalb County, Georgia, Case No. 23A03681 for failing to pay amounts owed under the lease. Atlanta CBD and Guarantors filed counterclaims against the Landlord for breach of fiduciary duties, breach of contract, and attorney’s fees.

On October 18, 2023, Atlanta CBD entered into a Lease Termination and Settlement Agreement (the “Settlement Agreement”) with the Landlord, under which Atlanta CBD surrendered the leased premises, and settled all outstanding obligations and debts. According to the terms of the Settlement Agreement, Atlanta CBD forfeited all deposits, totaling $9,084, and settled the outstanding balance of $47,511, of past due rent and other charges, for $18,000, to be paid in monthly installments of $1,500 for 12 months.

11. Subsequent Events

On October 18, 2023, Atlanta CBD entered into a Lease Termination and Settlement Agreement (the “Settlement Agreement”) with the Landlord, under which Atlanta CBD surrendered the leased premises, and settled all outstanding obligations and debts. According to the terms of the Settlement Agreement, Atlanta CBD forfeited all deposits, totaling $9,084, and settled the outstanding balance of $47,511, of past due rent and other charges, for $18,000, to be paid in monthly installments of $1,500 for 12 months. Atlanta CBD derecognized a right of use asset of $4,185 and lease liability of $2,726 and recorded a gain on the settlement in the amount of $18,968. As of the date of this filing, the Company does not occupy a physical retail space and all sales are made through the online store.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and operations following our acquisition of Socialcom, a digital marketing and services company, future trends and operating results of such business, the planned expansion of those operations into new markets and applications, characteristics and trends in the digital marketing industry and the demand for products and services we offer, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the geopolitical conflicts in Israel and Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession, downturn in economic activity and the capital markets and a resulting reduction in demand for our offerings, declines in expenditures for digital marketing campaigns and a trend towards in-housing those functions, our limited operating history and revenue, our ability to effectively navigate challenges posed by the complex industries we serve including the potential for rapid and unpredictable technological change, regulatory burdens and an intense competitive environment. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Background of the Company

The Cannaisseur Group, Inc. (the “Company” or “TCG”) was established in December 2020. On January 4, 2021 the Company acquired a fifty-one percent (51%) interest in Atlanta CBD Inc. (d/b/a as Inno Medicinals) (“Atlanta CBD”). Atlanta CBD is engaged in hemp cultivation, extraction, manufacturing, distribution, and retail through CBD stores. Currently, the Company’s only assets and operations consist of the 51% interest it owns in Atlanta CBD, Inc. TCG manages and operates Atlanta CBD’s business on a day-to-day basis. The Company intends to develop its own hemp cultivation, extraction, and manufacturing business and work in conjunction with Atlanta CBD to grow the Company’s business operations.

Atlanta CBD is a hemp products supplier and retailer. It sells its retail hemp products through trade name, Inno Medicinals, located in Atlanta Georgia. Atlanta CBD intends in the future to engage in cultivation and extraction of hemp flower, through a trade name Requisite Technologies. Requisite Technologies will be dedicated to producing and selling premium oil, tinctures, capsules, edibles, and topicals. Our mission is to grow one of the best hemp plants and produce high-quality infused products to provide customers with products and services they trust. We expect that, when established, Requisite Technologies will have the ability to grow hemp year-round, aiming to grow up to 12 different strains, and can produce from seedling to finished product.

Results of Operations for the Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Revenue

Revenue was $17,238 for the three months ended September 30, 2023, compared $28,183 for the three months ended September 30, 2022, a decrease of $10,945, or 38.8%. The decrease in revenue was due to a decline in retail sales driven by inflation and reduced buying power of consumers.

Costs of Revenue

Cost of revenue was $6,696 for the three months ended September 30, 2023, compared to $10,781 during the three months ended September 30, 2022, a decrease of $4,085, or 37.9%. The decrease was driven primarily by reduced sales in the current year.

Our gross profit margins were 61% during the three months ended September 30, 2023 compared to 62% during the three months ended September 30, 2022. The decrease was driven primarily by a decrease in sales volume during the three months ended September 30, 2023. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

General and Administrative Expenses

General and administrative expenses were $64,316 for the three months ended September 30, 2023, an increase of $6,373, or 11.0%, compared to $57,943 during the three months ended September 30, 2022. The increase was driven primarily by an increase in costs associated with the registration of shares for sale, an increase in rent and rent-related costs, and salaries.

Other Expense, Net

Other expense, net was $258 during the three months ended September 30, 2023, compared to $1,221 during the three months ended September 30, 2022, a decrease of $963, or 78.9%. The decrease was the result of a decrease in interest expense during the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Revenue

Revenue was $52,751 for the nine months ended September 30, 2023, compared to $78,946 for the nine months ended September 30, 2022, a decrease of $26,195, or 33.2%. The decrease in revenue was due to a decline in retail sales driven by inflation and reduced buying power of consumers.

Costs of Revenue

Cost of revenue was $21,305 for the nine months ended September 30, 2023, compared to $31,254 during the nine months ended September 30, 2022, a decrease of $9,949, or 31.8%. The decrease was driven primarily by reduced sales in the current year.

Our gross profit margins were 60% during the nine months ended September 30, 2023 and 2022. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

General and Administrative Expenses

General and administrative expenses were $158,859 for the nine months ended September 30, 2023, an increase of $60,356, or 61.3%, compared to $98,503 during the nine months ended September 30, 2022. The increase was driven primarily by an increase in costs associated with the registration of shares for sale, an increase in rent and rent-related costs, and salaries.

Other Expense, Net

Other expense, net was $1,360 during the nine months ended September 30, 2023, compared to other expense, net of $1,729 during the nine months ended September 30, 2022, a decrease of $369, or 21.3%. The decrease was the result of a decrease in interest expense during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had $27,544 in total assets including cash and cash equivalents of $1,679, as compared to $59,289 in total assets including of cash and cash equivalents of $18,534, as of December 31, 2022. The decrease in assets is primarily attributable to a decrease in cash and cash equivalents, reduction of inventory, and amortization of right of use assets.

As of September 30, 2023, we had total liabilities of $82,680 consisting of accounts payable and accrued expenses of $71,969, notes payable - current of $6,377, operating lease liability of $2,726, dividends payable of $1,608, and long-term notes payable of $25,783. As of December 31, 2022, we had total liabilities of $81,717 including accounts payable and accrued expenses of $32,009, dividends payable of $1,608, notes payable current of $1,517, lease liabilities of $19,850 and long-term notes payable of $25,783. The increase in liabilities is mainly due to the an increase in accrued liabilities related to unpaid rent and rent-related fees.

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, cash used in operating activities of $93,247 resulted from a net loss of $130,973, adjustments for non-cash items totaling $17,685 and a net increase of $20,041 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $2,200 for depreciation and $15,485 for amortization of right to use asset. The change in the components of working capital was due primarily to an increase in accounts payable and accrued expenses of $39,960 and a decrease in right of use liability of $17,124, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the nine months ended September 30, 2022, cash used in operating activities of $7,229 resulted primarily from a net loss of $56,343 adjusted for non-cash items totaling $12,959 and a net increase of $36,155 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $9,156 for amortization of right of use asset and $3,8003 for depreciation. The change in the components of working capital was due primarily to an increase of $42,951 in due from related party and a decrease in lease liability of $8,668, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common stock, borrowings and repayments of debt, and contributed capital from related parties.

For the nine months ended September 30, 2023, cash provided by financing activities of $76,392 consisting of $62,000 in proceeds from the sale of common stock, $9,378 in proceeds from short term loans offset by repayments of $4,518, contributed capital by related parties of $10,482 and repayments of related party debt of $950.

For the nine months ended September 30, 2022, cash provided by financing activities of $6,400 consisting of $2,900 in proceeds from the sale of common stock, $2,550 in proceeds from notes payable, and $950 in proceeds from related party debt.

General

Historically, we have financed the Company through a combination of debt and equity transactions. To meet future capital requirements, we plan to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements, to the extent our operating cash flow is insufficient to fund our operations in future periods.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

TCG expects to raise funds through private investors and investment firms and is looking to secure a non-recourse loan for work capital and operating expenses. We intend to continue offering smaller investment opportunities. Long term, we plan to seek larger amounts of investment to expand our operations. TCGI will also look to attain a non-recourse loan of $50,000.

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We continue to monitor macro-economic factors such as inflationary pressures, continued Federal Reserve interest rate hikes and recessionary fears, as well as trends within our industry, all of which may affect our working capital requirements.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2023, the Company had a net loss of $130,973, net cash used in operating activities of $93,247, negative working capital of $60,943, an accumulated deficit of $404,557 and stockholders’ deficit of $118,794. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Registration Statement. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

Consolidation Policy

TCG relied upon the guidance of ASC 250 Accounting Changes and Error Corrections (“ASC 250”) and ASC 805 Business Combinations (“ASC 805”) in accounting for and presenting acquisition of Atlanta CBD. Pursuant to ASC 805-50-05-5, the pooling-of-interests method of accounting provides relevant guidance when an exchange of shares between entities under common control results in a change in the reporting entity. Under the pooling-of-interests method, the transferred assets and liabilities are recorded at their historical carrying amounts, and the equity accounts of the separate entities are combined. Pursuant to ASC 805-50-45-2, the transaction should be presented as if it occurred on the first day of the period reported; accordingly, we have reported the Atlanta CBD transaction as if it occurred on January 1, 2020.

Inventory

Inventories are stated at the lower of cost or market. Atlanta CBD periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Revenue Recognition

TCG recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Atlanta CBD sells CBD related products in a retail location in Atlanta, Georgia and through e-commerce. Revenue is recognized based on the following model:

1. Atlanta CBD sells products at their one retail location and via web site sales. A sale agreement exists when the customer purchases the product at the counter or via an online purchase. The price for and product to be received are known at time of purchase.

2. The performance obligations are to provide the product for the customer at the counter or ship the product to the customer. The product is shipped on the day of sale.

3. The price of the product is located on the label or presented on the web site and therefore is known at the time of purchase.

4. The price of the product is properly allocated to the sole performance of providing the product.

5. Revenue is recognized in the retail location at the point of sale where money is collected and the product is in control of customer and from the web site upon settlement of the credit card transaction, which is effectively at the time of purchase.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Most Recent accounting pronouncements

Refer to Note 2 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Ms. Floretta Gogo, our Chief Executive Officer, and Mr. Xavier Carter, our Interim Chief Financial Officer, have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.5*	Bylaws
4.1*	Specimen Stock Certificate
5.1*	Opinion of The Norman Law Firm PLLC
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed on February 14, 2022, with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: December 28, 2023	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: December 28, 2023	By:	/s/ Xavier Carter
Xavier Carter, Interim Chief Financial Officer (Principal Financial Officer)