Form 10-K
period 2023-12-31
Cannaisseur Group Inc.
filed 2024-04-15
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

COMMISSION FILE NO. 333-262710

The Cannaisseur Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	86-1907561 (IRS Employer Identification No.)

650 Ponce De Leon Ave

Suite 300 #2334

Atlanta, GA 30308

(Address of principal executive offices) (Zip Code)

(404) 254-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $235,120 as of June 30, 2023, based upon a price of $0.015 per share as determined by the Company’s Board of Directors for the registrant’s common stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of March 27, 2024:
Common Stock, par value $0.0001	42,547,484

The Cannaisseur Group, Inc.

PART I

Item 1. Business

Overview

The Cannaisseur Group, Inc. (the “Company” or “TCG”) was established in December 2020. On January 4, 2021 the Company acquired a fifty-one percent (51%) interest in Atlanta CBD Inc. (d/b/a as Inno Medicinals) (“Atlanta CBD”). Atlanta CBD is engaged in hemp cultivation, extraction, manufacturing, distribution, and retail sales through CBD stores. Currently, the Company’s only assets and operations consist of the 51% interest it owns in Atlanta CBD, Inc. TCG manages and operates Atlanta CBD’s business on a day-to-day basis. The Company intends to develop its own hemp cultivation, extraction, and manufacturing business and work in conjunction with Atlanta CBD to grow the Company’s business operations.

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

Corporate History

TCG is a Delaware corporation. It was formed to engage in the hemp business. In January 2021, it acquired a fifty-one percent (51%) interest in Atlanta CBD, a Georgia company that engaged in the hemp business. TCG’s 51% interest in Atlanta CBD is its only business operation at this time. However, TCG’s plan is to build on its current business by acquiring assets from companies actively engaged in hemp cultivation to develop and grow its hemp business. Potential assets for acquisition, include, CBD cultivation, processing, and distribution equipment and infrastructure from companies that grow and develop CBD products for the consumer market. These assets will be used to develop and grow TCG’s hemp business and will also support and further develop Atlanta CBD’s operations. TCG plans to use a combination of equity (common stock) and funds raised from private placements to acquire assets to develop and grow its hemp business.

Atlanta CBD is a family-owned business, founded in October 2018. It was born from the desire to offer people an alternative approach to good health. They are a CBD boutique, offering many leading brands of hemp extracts. Atlanta CBD began planning for a retail hemp store in September of 2018. Cannabis sativa (hemp) extracts were chosen because the founders believe the extracts have the potential to help people. Knowledge gained since opening a retail location in June of 2019 has given them a greater understanding of the industry and the people that purchase hemp products. Atlanta CBD is committed to increasing public awareness of CBD and helping grow the hemp community statewide.

TCG plans to primarily grow innovative hemp, and in the future intends to source up to 15% of its hemp through a network of local farms to encourage and promote diversity within our community. TCG, working with Atlanta CBD, also intends to grow hemp and develop proprietary hemp genetics to be used in supplying stores as well as, working with local/ regional farmers to grow the bulk of hemp needed for retail products.

Atlanta CBD also offers for sale a majority of its products direct to consumers via its website, https://innomedicinals.com. Consumer markets served by the INNO Medicinals website are extensive. In terms of geography, the products are only sold wherever legal and INNO Medicinals stipulates to its distribution channels that the products may only be sold to end-user persons eighteen years of age or older and residing in states that allow its products (See “Description of Our Business” – “Government Regulation” for a further explanation of the laws regarding the sale of hemp-derived CBD products). The CBD products sold by Atlanta CBD contain no more than the legal limit of .03 % Delta 9 THC and is legal under federal law, however state law does not always coincide with federal law as in the states of Idaho, Iowa, and South Dakota, where CBD is entirely illegal. THC products derived from hemp are legal in many states and covered under the FARM BILL of 2018, but in Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Kentucky, Idaho, Iowa, Mississippi, Montana, New York, Nevada, Rhode Island, Utah, Vermont, Washington, Michigan, and North Dakota it is illegal and therefore, Atlanta CBD does not ship such products to those states, and discloses this and warn consumers of the restrictions on the INNO Medicinals website. The legal landscape for some hemp derived products is uncertain and must be considered on a state-by-state basis. The Company and Atlanta CBD stay informed of regulatory changes with respect to hemp through hemp related groups such as the US Hemp Authority.

TCG owns 51% of Atlanta CBD. Pursuant to the acquisition agreement between TCG and Atlanta CBD, TCG is entitled to 51% of the net profits from the operations of Atlanta CBD.

Floretta Gogo and Xavier Carter, owns the remaining 49% of Atlanta CBD. Ms. Gogo and Mr. Carter each own approximately 19% of the outstanding common stock of the TCG. Ms. Gogo and Mr. Carter are the President and Chief Executive Officer of TCG and the Chief Operating Officer of TCG, respectively. They both run the day-to-day operations of Atlanta CBD as well as the day-to-day operations of TCG.

Ms. Gogo and Mr. Carter have each signed a Conflict-of-Interest agreement with TCG and Atlanta CBD to prevent any type of self-dealing by the parties, and to prevent Ms. Gogo and Mr. Carter from exerting undue influence over the operations of Atlanta CBD by virtue of their holdings in TCG. Ms. Gogo and Mr. Carter has each agreed to recuse themselves for voting their interest in TCG in connection with election of nominees to Atlanta CBD’s Board of Directors or with any change of control events involving Atlanta CBD. The Conflict-of-Interest agreement is a good faith effort by the parties to balance the involvement of Ms. Gogo and Mr. Carter with both TCG and Atlanta CBD. While the Conflict-of-Interest agreement does not prevent Ms. Gogo and Mr. Carter from taking actions that prioritize the interests of Atlanta CBD at the expense of the interests of TCG, TCG is the culmination of their goal to grow into a vertically integrated company. It is therefore in the best interest of TCG and Atlanta CBD to work towards the same goal, to ensure the growth and stability of TCG. Ms. Gogo and Mr. Carter place the upmost importance on the success of TCG, however, the Conflict-of-Interest agreement cannot guarantee that they will not take actions that prioritize the interests of Atlanta CBD over the interests of TCG.

Atlanta CBD has outstanding 1,518 shares of preferred stock. The preferred stock has redeemable features that allow the preferred shareholders to request repayment of their investment. The preferred shareholders are also entitled to profit distributions equal to the lesser of (i) 25% interest on their investment, or (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to Atlanta CBD after any distribution. Atlanta CBD’s preferred stock is not convertible into shares of Atlanta CBD’s common stock, and to date Atlanta CBD has not made any profit distributions to such preferred shareholders. Preferred shareholders may also receive interest which is capped at thirty-five percent (35%) of the preferred shareholders’ interest.

Product Formulation and Production

Atlanta CBD uses its commercial suppliers and contract manufacturers for its product research and development, formulation, quality testing, production and packaging. Through Atlanta CBD, TCG has access to the suppliers and manufacturers used by Atlanta CBD and TCG will utilize these relationships as we develop and grow our own hemp business. These suppliers and manufacturers hold, as required, the necessary regulatory and other licenses/permits specific to each one’s activity. Atlanta CBD outsources fulfillment as well. In addition to direct sales, Atlanta CBD, has the option to drop ship its products. This allows the third-party supplier to ship the merchandise directly to such customers. Any and all raw materials constituting active ingredients in its products are routinely tested by a third-party laboratory for purity and consistency of active ingredient concentrations. Atlanta CBD owns its own propriety formulas for certain bath bombs, bath salts and soaps that it manufactures, which it regards as trade secrets (TCG and Atlanta CBD do not own any patents nor have any pending), and continuously is engaged in both new product development and product incremental improvement with its suppliers. While these branded products are only 5% of sales, they help bring customers into the store Atlanta CBD’s name, reputation and unique branded products promote a positive shopping experience for customers. New product development and incremental improvement costs are absorbed by each respective supplier as part of their overhead in providing services to Atlanta CBD. Raw materials include terpenes, hemp flower, and CBD oil. Atlanta CBD’s principal suppliers of these materials are Sweet Leaf, Life Cycle Hemp, Flow Gardens, American Indian Hemp, and Bluebird Botanicals. Raw materials are available upon request to our suppliers and there are no written agreements between our suppliers, TCG or Atlanta CBD.

Sales Channels

Holistic healers are very accepting of CBD and its benefits, making them a good fit for CBD products. TCG, through Atlanta CBD intends to establish relationships with holistic healers and acupuncturists that attended their CBD seminars. The goal is to work with a small group of six to twelve practitioners and collaborate on creating a sales channel within their networks. There is a proliferation of small businesses that sell CBD products. From 2020 to 2021 the Atlanta CBD had an agreement with Cryogenics where it was selling its products in Cryogenics stores. The relationship was not profitable, and Atlanta CBD discontinued the relationship in 2021. Neither TCG nor Atlanta CBD currently have any relationships with holistic healers or acupuncturists, but TCG intends to pursue this sales channel in the future.

The Markets for Our Products

Market research from BDS Analytics is predicting a compound annual growth rate of 49 percent by 2024 across all distribution channels and that the CBD market, combined with THC products, will create a total market of $45 billion for cannabinoids by 2024. (Forbes, May 20, 2019).

The growth of the market shows that hemp-derived CBD products are becoming “mainstream” as consumers increasingly perceive them as providing wellness benefits.

Competition

Currently, in the United States, we are not aware of any businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Competition, outside those companies that provide over 0.3% THC containing CBD in states where that is allowed under state law, is limited to numerous brands with geocentric distribution footprints. Overall, there are no major pharmaceutical manufacturing companies marketing general purpose CBD products into the overall CBD market at this time, although the Company is expecting such an entry in the future. Competition also includes many small regional marketers/packagers of CBD oil containing products that have limited distribution and economic resources.

Employees

The Company has 3 full-time employees.

Patents and Trademarks

The Company holds no patents or trademarks, nor at this time, has any patent or trademarks pending.

Government Regulation

The Company’s CBD Products Are Not Subject to the Controlled Substances Act

The Agriculture Improvement Act of 2018 (“AIA” or “the Act”) exempted hemp-derived cannabidiol products (“hemp-derived CBD products”) from the federal Controlled Substances Act (“CSA”). Speciﬁcally, the AIA, also known as the Farm Bill of 2018, established a legal deﬁnition of “hemp”: the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol [∆-9 THC] concentration of not more than 0.3% on a dry weight basis.

The Act amends the CSA to exclude “hemp” from the deﬁnition of “marihuana.” It also amended the CSA to exclude THC found in “hemp” from the “tetrahydrocannabinols” listed in Schedule I. Therefore, hemp-derived CBD products that contain less than less than 0.3% of ∆-9 THC, such as those marketed by the Company, are not controlled substances under the CSA. These amendments to the CSA took immediate effect on December 20, 2018.

By way of background, the CSA establishes ﬁve “schedules” into which a substance with abuse potential may be classiﬁed. Substances that fall under any one of the ﬁve schedules are subject to various requirements and restrictions enforced by the

U.S. Drug Enforcement Administration (“DEA”). The most restrictive is Schedule I, which is reserved for those substances having a high potential for abuse that do not have a currently accepted medical use, and that lack accepted safety for use under medical supervision.

Marijuana has long been classiﬁed under Schedule I. Previously, DEA took the position that CBD met the expansive deﬁnition of “marijuana”, which made it subject to Schedule I as well. Speciﬁcally, DEA created a code number in Schedule I for “marihuana extract,” deﬁned as “an extract containing one or more cannabinoids that has been derived from any plant of the genus Cannabis, other than the separated resin (whether crude or puriﬁed) obtained from the plant.” DEA made clear that the agency considered CBD to fall within the deﬁnition of “x’ extract” (and to therefore be a Schedule I substance) if the CBD came from the part of the cannabis plant that is included within the deﬁnition of “marijuana.”

The passage of the AIA conﬁrms that hemp-derived CBD products are now excluded from the CSA. As noted above, the AIA amended the deﬁnition of “marihuana” as follows:

(A)	Subject to subparagraph (B), the term ‘marihuana’ means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds to resin.

(B)	The term ‘marihuana’ does not include—

(i)	hemp, as deﬁned in section 297A of the Agricultural Marketing Act of 1946.

I.	Limits of the AIA

Although the AIA removed “hemp” from the CSA, the Act has limitations.

a.	Products containing more than 0.3% of 9∆-THC still subject to the CSA.

Notably, the AIA’s exclusion of “hemp” from the CSA deﬁnition of “marihuana” is limited to those parts, derivatives, or extracts of the plant containing less than 0.3% of 9∆-THC. Parts, derivatives, and extracts containing levels of 9∆-THC greater than 0.3% meet the deﬁnition of marihuana and are subject to the CSA. Consequently, manufacturers and distributors of CBD products must be prudent with respect to verifying the levels of 9∆-THC in products.

The passage of the AIA conﬁrms that hemp-derived CBD products are now excluded from the CSA. As noted above, the AIA amended the deﬁnition of “marihuana” as follows:

(C)	Subject to subparagraph (B), the term ‘marihuana’ means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds to resin.

(D)	The term ‘marihuana’ does not include—

(i)	hemp, as deﬁned in section 297A of the Agricultural Marketing Act of 1946.

II.	Limits of the AIA

Although the AIA removed “hemp” from the CSA, the Act has limitations.

a.	Products containing more than 0.3% of 9∆-THC still subject to the CSA.

Notably, the AIA’s exclusion of “hemp” from the CSA deﬁnition of “marihuana” is limited to those parts, derivatives, or extracts of the plant containing less than 0.3% of 9∆-THC. Parts, derivatives, and extracts containing levels of 9∆-THC greater than 0.3% meet the deﬁnition of marihuana and are subject to the CSA. Consequently, manufacturers and distributors of CBD products must be prudent with respect to verifying the levels of 9∆-THC in products.

b.	Hemp production and cultivation restrictions

The AIA requires the establishment of a shared Federal-state program to regulate the cultivation and production of hemp. The USDA is actively engaged in rulemaking efforts to implement these requirements and state laws are evolving in response. Our Company is not involved in the cultivation or production of hemp; however, we recognize that new rules will impact the industry as a whole and we are closely monitoring the USDA’s rulemaking efforts.

c.	Hemp-derived CBD remains subject to FDA regulatory authority

Further, The Federal Food, Drug and Cosmetic Act (“FDCA”) and the AIA authorize the FDA to regulate the marketing and distribution of hemp products in interstate commerce that are intended for consumption, including topical use. Pursuant to its jurisdiction, FDA may regulate hemp as a feed, food, dietary supplement, cosmetic or drug depending on the intended use of the hemp and whether the hemp is otherwise a permissible ingredient for a particular intended use. The AIA expressly preserves the FDA’s authority over “hemp” that is intended to be used as a drug, device, cosmetic, food (including animal food), dietary supplement, or tobacco product.

Generally, hemp-derived CBD products that are intended for ingestion and intended to support the normal function/structure of the body or added as an ingredient in food, may be considered a dietary supplement or conventional food under the FDCA. However, FDA has taken the position through advisory Warning Letters that CBD products are precluded from being marketed as dietary supplements or as food because CBD is subject to statutory exclusions designed to protect the integrity of the drug approval process.

Speciﬁcally, the statutory deﬁnition of a “dietary supplement” excludes an “article” that has been approved as a drug under section 505 of the FDCA. The term “dietary supplement” also excludes “an article” if (1) it has been authorized for investigation as a new drug; (2) substantial clinical investigations have been instituted on the article and their existence made public; and (3) it was not marketed as a food or dietary supplement prior to being authorized for investigation as a new drug. For purposes of this exclusion, the FDA has interpreted “authorized for investigation as a new drug” to mean that an Investigational New Drug application (“IND”) has been submitted for the active ingredient or active moiety.

FDA has taken the position that hemp-derived CBD cannot be marketed as dietary supplement because a CBD isolate has been approved as a drug, Epidiolex, and prior to approval, was subject to substantial clinical investigations under an IND. Further, FDA has stated that it has not been provided with the evidence needed to overcome this exclusion. The FDA asserts this same position with regard to products marketed as food under a separate, but identical, statutory provision applicable to “food” broadly. As such, FDA takes the position that hemp-derived CBD products intended for ingestion may be adulterated.

That being said, FDA has yet to take enforcement action against CBD products and has initiated a regulatory process to determine whether there is a regulatory pathway to permit the marketing of these products. Indeed, FDA in recognizing the signiﬁcant increase in hemp-derived CBD products on the market, the Agency held a public meeting on May 31, 2019 requesting scientiﬁc information and data regarding the safety, manufacturing, product quality, marketing, labeling, and sale of products containing hemp-derived CBD. It further requested that comments be ﬁled with the agency by July 2, 2019. This meeting and request for comments signaled FDA’s intent to consider various regulatory options for CBD products, including but not limited to (1) requiring companies to seek approval to market such product; (2) issuing regulations setting forth the conditions which such products may be marketed in food and dietary supplements; or (3) prohibiting the use of hemp-derived CBD in foods and dietary supplements. With that said, there is signiﬁcant regulatory uncertainty around this category which makes it diﬃcult to predict the likely outcome of this process FDA has initiated.

d.	Hemp-derived CBD products are subject to regulation on the state level.

Although the AIA provided clarity regarding the status of hemp-derived CBD under the federal CSA, the AIA did not address the myriad of state laws and regulations governing such products. For example, hemp-derived CBD still meets the deﬁnition of a controlled substance under certain laws.

The Cannaisseur Group, Inc., is a Delaware corporation, and the operator of the website, https://thecannaisseurgroup.com/.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which the Company operates or that otherwise impacts its facilities and customers could adversely impact the Company’s business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect the Company’s markets or facilities, or its customers, the Company’s business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on the Company’s ability to travel and hold live events. If such an infectious disease broke out at the Company’s office, facilities or work sites, its operations may be affected significantly, its productivity may be affected, and the Company may incur increased costs. If the persons and entities with which the Company contracts are affected by an outbreak of infectious disease, its live events may be delayed or cancelled, and the Company may incur increased costs. If the Company’s employees or subcontractors with whom it works were affected by an outbreak of infectious disease, the Company’s labor supply may be affected, and it may incur increased labor costs. In addition, the Company may experience difficulties with certain suppliers or with vendors in its supply chains, and its business could be affected if the Company becomes unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, an infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which the Company operates, increase costs associated with its business, affect job growth and consumer confidence, or cause economic changes that the Company cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to the Company’s markets or its facilities is difficult to predict and could adversely impact the Company’s business. In response to the COVID-19 situation, federal, state, and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. Currently those restrictions are very fluid and evolving. the Company has been and will continue to be impacted by those restrictions. Given that the type, degree, and length of such restrictions are not known at this time, the Company cannot predict the overall impact of such restrictions on it, its customers, its subcontractors, and others with whom the Company works or the overall economic environment. As such, the impact these restrictions may have on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our hemp-derived CBD products are not intended to be drugs. Accordingly, we have not been required to obtain FDA approval for our existing hemp-derived CBD products. Moreover, the regulatory status of hemp-derived CBD products is in a state of flux as FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek FDA’s approval to market food and dietary supplements containing hemp-derived CBD. It is also possible that FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because FDA’s regulatory process is in its infancy, we cannot predict the likely outcome. (See preceding Section, “Government Regulation”.) In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising be truthful, substantiated, and non-misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act.

Increases in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our principal products contain hemp-derived CBD oil. Increases in the cost of ingredients in our products could have a material adverse effect on our operating results. Signiﬁcant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our proﬁtability. Factors such as inﬂation, increased labor and employee beneﬁt costs and increased energy costs may adversely affect our operating costs. Many of the factors affecting costs are beyond our control and we may not be able to pass along these increased costs to our customers.

We do not have long-term contracts with many of our suppliers, and as a result they could seek to increase prices or fail to deliver.

We typically do not rely on written contracts or long-term arrangements with our suppliers. Although we have not experienced signiﬁcant problems with our suppliers, our suppliers may implement signiﬁcant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could have a material adverse effect on our operating results.

Any prolonged disruption in the operations of any of our packaging facilities could harm our business.

Any prolonged disruption in the operations of any facilities that perform our packaging, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could result in increased costs and reduced revenues and our profitability and business results could be harmed.

Loss of key personnel or our inability to attract and retain new qualiﬁed personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our ability to successfully grow our brand depends on our ability to attract and retain professionals with talent, integrity, enthusiasm, and loyalty to our corporate team. If we are unable to attract or retain key personnel, our proﬁtability and growth potential could be harmed.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend on the reputation of INNO Medicinals as the vendor of high quality and unique products. Atlanta CBD’s branded products consist of bath bombs, bath salts and soaps with our unique proprietary blend of essential oils and cannabidiols. While these branded products are only 5% of sales, they help bring customers into the store. Atlanta CBD’s name, reputation and unique branded products promote a positive shopping experience. We rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered, or will register, certain trademarks in the United States and may elsewhere. We may not be able to adequately protect our trademarks and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and business results regardless of whether we are able to successfully enforce our rights.

Pandemics, natural disasters and geo-political events could adversely affect the Company’s business.

Pandemics, natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect the Company, or other service providers, could adversely affect the Company’s business.

We do not have any outside Board of Directors which could create a conﬂict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors consists of five directors, which means that we have no outside or independent directors. The lack of independent directors may prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence. For example, an independent Board can serve as a check on management, which can limit management taking unnecessary risks. Furthermore, the lack of independent directors creates the potential for conflicts between management and the diligent independent decision-making process of the Board. Furthermore, our lack of outside directors deprives our company of the benefits of various viewpoints and experience when confronting the challenges we face. With no independent director sitting on the Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, partner and consumer data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee, and company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

Risks Relating to Our Financial Condition

All businesses are affected by an unstable economy.

Even though there may be downturns in the economy, consumers will always need essential goods and services regardless of the economy. However, economic downturns almost inevitably signal cutbacks in overall spending, which would translate specifically to us as decreased revenue, if any, as we expect that part of our income stream will be commissions on customer purchases and interest on customers’ balances.

We have a limited operating history and operate in a new industry, and we may not succeed.

The consumer products business is a highly competitive and risky business, and such competition from companies much bigger than us could adversely affect our operating results.

We compete with many national, regional, and local businesses. We could experience increased competition from existing or new companies in our channel, which could create increasing pressures to grow ours. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of channel share, which would have an adverse effect on our operating results. Other factors that could affect our business are:

●	Consumer tastes

●	National, regional, or local economic conditions

●	Disposable purchasing power

●	Demographic trends; and

●	The price of special ingredients that go into our products.

Our ﬁnancial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our ﬁnancial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have diﬃculty in analyzing our operating results if comparing us to such companies.

The success of our new and existing products and services is uncertain.

We have committed, and expect to continue to commit, signiﬁcant resources and capital to develop and market existing product enhancements and new products. We cannot assure you that we will achieve market acceptance for all of our products, or of new products that we may offer in the future. Moreover, these new products may be subject to signiﬁcant competition with offerings by new and existing competitors. In addition, new products and enhancements may pose a variety of challenges and require us to attract additional qualiﬁed employees. The failure to successfully develop and market these new products or enhancements could seriously harm our business, ﬁnancial condition and results of operations.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

Our annual and quarterly ﬁnancial results are subject to signiﬁcant ﬂuctuations depending on various factors, many of which are beyond our control, which could adversely affect our ability to satisfy our debt obligations as they become due.

Our sales and operating results can vary signiﬁcantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include:

●	Variations in the timing and volume of our sales

●	The timing of expenditures in anticipation of future sales

●	Sales promotions by us and our competitors

●	Changes in competitive and economic conditions generally

●	Foreign currency exposure

Consequently, our results of operations may decline quickly and signiﬁcantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that ﬂuctuations in operating results will continue in the future. The Company’s operating results may vary. We may incur net losses. The Company expects to experience variability in its revenues and net proﬁt. While we intend to fully implement our business plan, we may experience net losses. Factors expected to contribute to this variability include, among other things:

●	The general economy

●	The regulatory environment pertaining to our products

●	Climate, seasonality and environmental factors

●	Consumer demand

●	Transportation costs

●	Competition in products

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical diﬃculties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

As we expand our operations, we may be unable to successfully manage our future growth.

Since inception, our business has grown. This growth has placed substantial strain on our management, operational, ﬁnancial and other resources. If we are able to continue expanding our operations in the United States and in other countries where we believe our products will be successful, as planned, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, ﬁnancial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, ﬁnance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an eﬃcient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

Any future litigation could have a material adverse impact on our results of operations, ﬁnancial condition and liquidity, particularly since we do not currently have director and oﬃcer (“D&O”) insurance. Our lack of insurance may also make it diﬃcult for us to retain and attract talented and skilled directors and oﬃcers. While we intend to apply for D&O insurance, we cannot guarantee that such application will be accepted.

Despite our signiﬁcant efforts in product quality control, we face risks of litigation from customers and others in the ordinary course of business, which may divert our ﬁnancial and management resources. Any adverse litigation or publicity may negatively impact our ﬁnancial condition and results of operations.

Claims of illness or injury relating to product quality or handling are common in the consumer products industry. While we believe our processes and high standards of quality control will minimize these instances, there is always a risk of occurrence, and so despite our best efforts to regulate quality control, litigation may occur. In that event, our ﬁnancial condition, operating results and cash ﬂows could be harmed.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date we have no directors and officers liability (“D&O”) insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. While we intend to attempt to obtain such insurance, there can be no assurance that we will be able to do so at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. While neither Delaware law nor our articles of incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Delaware law. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

The Company may be unable to manage growth, which may impact its potential profitability.

Successful implementation of the Company’s business strategy requires it to manage its growth. Growth could place an increasing strain on the Company’s management and financial resources. To manage growth effectively, the Company will need to:

●	Establish definitive business strategies, goals and objectives;

●	Maintain a system of management controls; and

●	Attract and retain qualified personnel, as well as develop, train, and manage management-level and other employees.

If the Company fails to manage its growth effectively, its business, financial condition, or operating results could be materially harmed, and the Company’s stock price may decline.

The Company operates in a highly competitive environment, and if it is unable to compete with its competitors, its business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The Company operates in a highly competitive environment. The Company’s competition includes all other companies that are in the business of hemp cultivation and sales or other related companies. A highly competitive environment could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and prospects.

The Company may not be able to compete successfully with other established companies offering the same or similar services and, as a result, the Company may not achieve its projected revenue and user targets.

If the Company is unable to compete successfully with other businesses in its existing markets, it may not achieve its projected revenue and/or customer targets. The Company competes with both start-up and established companies. Compared to the Company’s business, some of its competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to sell our products to new customers. Our future operating results will depend upon many other factors, including:

●	The level of product and price competition;

●	Our success in expanding our distribution network and managing our growth;

●	Our ability to develop and market product enhancements and new products;

The timing of product enhancements, activities of and acquisitions by competitors

The Company does not expect to pay dividends in the future; any return on investment may be limited to the value of the Company’s common stock.

The Company does not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on the Company’s common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. The Company’s current intention is to apply net earnings, if any, in the foreseeable future to increasing the Company’s capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of its common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Company’s board of directors. If the Company does not pay dividends, its common stock may be less valuable because a return on investment will only occur if its stock price appreciates.

Risks Related to Investment

Our stock is not quoted or traded on any securities market. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

We intend to have our common stock begin trading on the OTC Markets Group, Inc. under the symbol “TCGI”. The OTC Markets is a network of security dealers that buy and sell stock.

The Company’s common stock, if quoted or traded, will be thinly traded so the Company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

There is no active trading market for our common stock, and if a market for our common stock does not develop our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to apply to have our common stock listed on the OTC Markets Group, Inc. In order to do this, we must file an application with OTC Markets Group and meet all of its required listing standards. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Markets or, if traded, that a public market will materialize. If our common stock is not listed on the OTC Markets Group, Inc. or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock and may lose all of their investment.

An active and visible public trading market for our Common Stock may not develop.

We do not currently have an active or visible trading market. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Market visibility for shares of our common stock may be limited; and

●	A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our Common Stock.

The market price of our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	Actual or anticipated fluctuations in our quarterly or annual operating results

●	Changes in financial or operational estimates or projections

●	Conditions in markets generally

●	Changes in the economic performance or market valuations of companies similar to ours

●	Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures, or capital commitments

●	Our intellectual property position; and general economic or political conditions in the United States or elsewhere.

In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve, or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our common stock is subject to the SEC’s penny stock rules and accordingly, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	Make a special written suitability determination for the purchaser;

●	Receive the purchaser’s prior written agreement to the transaction;

●

Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

●

Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As our common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges such as NASDAQ. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers;

●

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Among the factors that could affect our stock price are:

●	Industry trends and the business situation of our suppliers

●	Actual or anticipated ﬂuctuations in our quarterly ﬁnancial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors

●	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results

●	Announcements of strategic developments, acquisitions, dispositions, ﬁnancings, product developments and other materials events by us or our competitors

●	Regulatory and legislative developments

●	Litigation

●	General market conditions

●	Other domestic and international macroeconomic factors unrelated to our performance

●	Changes in key personnel

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time, or a substantial portion of our total outstanding shares of preferred stock may be converted to common stock and sold into the market at any time. Some of these shares are owned by the management of the Company, and we believe that such holders have no current intention to either convert their preferred stock into common stock or to sell a signiﬁcant number of shares of their common stock into the market. If all of the major stockholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to drop signiﬁcantly, even if our business is performing well.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products by consumers. Although we believe that our products in the United States are gaining increasing consumer acceptance, we cannot predict that this trend will continue in the future.

The ability to hire additional qualiﬁed employees, and the timing of such hiring and our ability to control costs. We may require additional capital to ﬁnance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We may require additional capital for future operations. We plan to ﬁnance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

●	Cash provided by operating activities

●	Available cash and cash investments

●	Capital raised through debt and equity offerings

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, ﬁnancial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation. In addition, we may raise capital by issuing equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock. Finally, upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Requirements associated with being a reporting public company will require signiﬁcant company resources and management attention.

We have ﬁled a Form S1 registration statement with the U.S. Securities and Exchange Commission (“SEC”). Once the Form S1 becomes effective, we will be subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting and ﬁnancial advisors to identify those areas in which changes should be made to our ﬁnancial and management control systems to manage our growth and our obligations as an SEC reporting company. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and ﬁnancial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over ﬁnancial reporting. However, we cannot provide assurances that these and other measures we may take will be suﬃcient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for the Company and will require the time and attention of management and may require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as deﬁned in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited ﬁnancial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements, although some of these exemptions are available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by aﬃliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will ﬁnd our common stock less attractive as a result of our taking advantage of these exemptions. If some investors ﬁnd our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our ﬁnancial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in the Company and could depress our stock price.

Our Articles of Incorporation authorize 100,000,000 shares of common stock, par value $0.0001 per share, of which 42,547,484 were outstanding as of December 31, 2023. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s ﬁnancial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more diﬃcult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business.

We intend to leverage the support of third-party information technology and security providers, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks. Further, we will develop a formal, documented process to assess the data protection practices of certain third-party vendors that may handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Board of Directors is responsible for the strategic leadership and direction of our cybersecurity program. Our Board has oversight over cybersecurity risks. Our management provides periodic presentations to the Board on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable.

Item 2. Properties

The Company has its principal offices located at 650 Ponce De Leon Ave, Suite 300 #2334, Atlanta, GA 30308.

Item 3. Legal Proceedings

We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock price is not quoted or traded on any securities market. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

We intend to have our common stock begin trading on the OTC Markets Group, Inc. under the symbol “TCGI”. The OTC Markets is a network of security dealers that buy and sell stock.

The Company’s common stock, if quoted or traded, will be thinly traded so the Company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

Holders

As of March 27, 2024, there were approximately 32 holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

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

On October 7, 2023, the Company sold 416,933 shares of common stock at a price of $0.015 per share for cash proceeds of $6,254.

On October 10, 2023, the Company sold 416,933 shares of common stock at a price of $0.015 per share for cash proceeds of $6,254.

On November 10, 2023, the Company sold 168,666 shares of common stock at a price of $0.015 per share for cash proceeds of $2,500.

On December 28, 2023, the Company sold 967,333 shares of common stock at a price of $0.015 per share for cash proceeds of $14,510.

Proceeds were used to cover operating expenses and to pay expenses related to the Company’s registration of its shares and filings with the Securities and Exchange Commission.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future trends and operating results, the planned expansion of operations into new markets and applications, characteristics and trends and the demand for products and services we offer, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Results of Operations for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Revenue

Revenue was $53,130 for the twelve months ended December 31, 2023, compared to $88,145 for the twelve months ended December 31, 2022, a decrease of $35,015, or 39.7%. The decrease in revenue was due to a decline in retail sales driven by inflation and reduced buying power of consumers.

Costs of Revenue

Cost of revenue was $26,976 for the twelve months ended December 31, 2023, compared to $42,839 during the twelve months ended December 31, 2022, a decrease of $15,863, or 37.0%. The decrease was driven primarily by reduced sales in the current year.

Our gross profit margins were 49.2% and 51.4% during the twelve months ended December 31, 2023 and 2022, respectively. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

selling, general and administrative expenses were $215,130 for the twelve months ended December 31, 2023, an increase of $77,923, or 56.8%, compared to $137,207 during the twelve months ended December 31, 2022. The increase was driven primarily by an increase in costs associated with the registration of shares for sale, an increase in rent and rent-related costs, and salaries.

Other Income (Expense), Net

Other income, net was $17,314 during the twelve months ended December 31, 2023, compared to other expense, net of $2,112 during the twelve months ended December 31, 2022, a change of $19,426, or 919.8%. The change was the result of a gain on settlement for accrued rent payable, as well as a decrease in interest expense during the twelve months ended December 31, 2023. During the year ended December 31, 2022, other expense, net consisted entirely of interest expense.

Liquidity and Capital Resources

As of December 31, 2023, we had $44,617 in total assets, including cash and cash equivalents of $38,390, compared to $59,289 in total assets, including cash and cash equivalents of $18,534, as of December 31, 2022. The decrease in assets is primarily attributable to amortization of right of use assets and forfeiture of the security deposit on rental space.

As of December 31, 2023, we had total liabilities of $136,687, consisting of accounts payable and accrued expenses of $47,918, notes payable - current of $6,377, dividends payable of $1,608, and long-term notes payable of $65,783. As of December 31, 2022, we had total liabilities of $81,717, including accounts payable and accrued expenses of $32,009, dividends payable of $1,608, notes payable current of $1,517, lease liabilities of $19,850 and long-term notes payable of $25,783. The increase in liabilities is mainly due to an increase in accounts payable, convertible notes payable, and settlements payable, offset by a decrease in the operating lease liability.

Cash Flows from Operating Activities

For the twelve months ended December 31, 2023, cash used in operating activities of $126,074 resulted from a net loss of $171,662, adjustments for non-cash items totaling $(585) and a net increase of $46,173 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $3,822 for depreciation, $15,485 for amortization of right to use asset, and $(18,968) from gain on settlement. The change in the components of working capital was due primarily to an increase in accounts payable and accrued expenses of $63,420 and a decrease in right of use liability of $17,124, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the twelve months ended December 31, 2022, cash used in operating activities of $23,935 resulted primarily from a net loss of $94,013 adjusted for non-cash items totaling $23,064 and a net increase of $47,014 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $18,806 for amortization of right of use asset and $4,258 for depreciation. The change in the components of working capital was due primarily to an increase of $42,951 in due from related party and a decrease in right of use lease liability of $19,845, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common stock, borrowings and repayments of debt, and contributed capital from related parties.

For the twelve months ended December 31, 2023, cash provided by financing activities of $145,930 consisted of $91,518 in proceeds from the sale of common stock, $9,378 in proceeds from short term loans offset by repayments of $4,518, contributed capital by related parties of $10,502, proceeds from convertible note payable of $40,000, and repayments of related party debt of $950.

For the twelve months ended December 31, 2022, cash provided by financing activities of $36,445 consisted of $22,900 in proceeds from the sale of common stock, contributed capital by related parties of $12,595, and $950 in proceeds from related party debt.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the twelve months ended December 31, 2023, the Company had a net loss of $172,586, net cash used in operating activities of $126,074, negative working capital of $27,211, an accumulated deficit of $445,991 and total stockholders’ deficit of $130,869. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Cannaisseur Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Cannaisseur Group, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes stockholders’ equity / (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations, a decline in overall revenue and had negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 1 to the financial statements, the Company had a going concern due to a negative working capital and consecutive losses from operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with managements’ plans to mitigate the going concern and managements’ disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

The Woodlands, Texas

April 15, 2024

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$38,390	$18,534
Accounts receivable	-	807
Inventory	5,303	13,456
Deposits	-	3,000
Total Current Assets	43,693	35,797

Property and equipment	-	20,972
Accumulated depreciation	-	(17,150)
Property and equipment, net	-	3,822
Right of Use Asset	-	19,670
TOTAL ASSETS	$43,693	$59,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	47,918	32,009
Settlement payable	15,001	-
Notes payable, current portion	6,377	1,517
Notes payable, related party	-	950
Operating lease liability, current portion	-	19,850
Dividends payable	1,608	1,608
Total current liabilities	70,904	55,934

Long term notes payable, less current portion	25,783	25,783
Convertible notes payable	40,000	-
Operating lease, less current portion	-	-
Total long term liabilities	65,783	25,783

TOTAL LIABILITIES	136,687	81,717

Mezzanine Equity	37,875	37,875

Stockholders' Equity (Deficit)
Common Stock, $0.0001 par value, 100,000,000 shares authorized 42,547,484 and 37,196,667 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4,254	3,720
Additional paid in capital	414,783	313,297
Accumulated deficit	(445,538)	(317,513)
Minority interest	(104,368)	(59,807)

Total Stockholders' Deficit	(130,869)	(60,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,693	$59,289

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022

Revenue, net of discounts	53,130	88,145
Cost of revenue	26,976	42,839
Gross profit	26,154	45,306

Operating Expenses
Selling, general and administrative expenses	216,054	137,207
Total operating expenses	216,054	137,207

Operating Loss	(189,900)	(91,901)

Other Income (Expense)
Gain on settlement	18,968	-
Interest expense	(1,654)	(2,112)
Total other income (expense)	17,314	(2,112)

Net income (loss) before taxes	(172,586)	(94,013)
Income tax benefit	-	-

Net Income (Loss)	$(172,586)	$(94,013)

Net income (loss) attributable minority interest	(44,561)	(13,866)

Net income (Loss) attributable to TCGI	$(128,025)	$(80,147)

Weighted average of common shares outstanding
Basic	39,704,086	36,167,699
Diluted	39,704,086	36,167,699

Net loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

For the Years Ended December 31, 2023 and 2022

			Additional	Accumulated		Total
	Common Stock		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2021	35,950,000	$3,595	$277,927	$(45,941)	$(237,366)	$(1,785)	$37,875

Shares issued for cash	1,246,667	125	22,775	-	-	22,900	-
Capital contribution	-	-	12,595	-	-	12,595
Net loss	-	-	-	(13,866)	(80,147)	(94,013)	-
Balance, December 31, 2022	37,196,667	$3,720	$313,297	$(59,807)	$(317,513)	$(60,303)	$37,875

Balance, December 31, 2022	37,196,667	$3,720	$313,297	$(59,807)	$(317,513)	$(60,303)	$37,875

Shares issued for cash	5,350,817	534	90,984	-	-	91,518	-
Capital contribution	-	-	10,502	-	-	10,502	-
Net loss	-	-	-	(44,561)	(128,025)	(172,586)	-
Balance, December 31, 2023	42,547,484	$4,254	$414,783	$(104,368)	$(445,538)	$(130,869)	$37,875

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(172,586)	$(94,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,822	4,258
Amortization of right to use asset	15,485	18,806
Gain on settlement	(18,968)	-
Changes in operating assets and liabilities:
Accounts receivable	807	(807)
Due from related party	-	42,951
Inventory	8,153	2,092
Deposits	(6,084)	-
Accounts payable and accrued expenses	63,420	22,623
Settlement payable	(2,999)	-
Right of use liability	(17,124)	(19,845)
Net Cash Used in Operating Activities	(126,074)	(23,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	91,518	22,900
Proceeds from short term loan	9,378	-
Payments on short term loan	(4,518)	-
Contributed capital related party	10,502	12,595
Proceeds from note payable	-	4,550
Repayments of note payable	-	(4,550)
Proceeds from convertible note payable	40,000	-
Proceeds from (repayments of) note payable - related party	(950)	950
Net Cash Provided by Financing Activities	145,930	36,445

Net increase (decrease) in cash and cash equivalents	19,856	12,510
Cash and cash equivalents, beginning of period	18,534	6,024
Cash and cash equivalents, end of period	$38,390	$18,534

Supplemental cash flow information
Cash paid for interest	$2,470	$250
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Settlement of lease obligation	$18,968	$-

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

1. Organization and Nature of Operations

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

Business Operations

Currently, the Company sells its products online only, and no longer operates a physical retail store. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $445,538, a working capital deficit of $27,211, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at December 31, 2023 or 2022.

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

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2023 and 2022 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If the tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are recognized. As of December 31, 2023 and 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of December 31, 2023 and 2022, the Company did not have any outstanding stock options.

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

As of December 31, 2023 and 2022, the following shares were issuable and excluded from the calculation of diluted loss:

	December 31, 2023	December 31, 2022
Convertible Notes Payable	2,666,667	-

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

3. Property and Equipment

Property and equipment consists of the following:

	December 31, 2023	December 31, 2022
Equipment	$-	$5,140
Leasehold improvements	-	10,788
Furniture and fixtures	-	5,044
Total	-	20,972
Less accumulated depreciation	-	17,150
Property and equipment, net	$-	$3,822

Depreciation expense for the years ended December 31, 2023 and 2022 was $3,822 and $4,258, respectively.

4. Debt

Schedule of Debt:

	December 31, 2023	December 31, 2022
Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the year ended December 31, 2023, the Company accrued interest in the amount of $36 on this note.	$40,000	$-

Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company made payments of $4,518 and received additional borrowings of $5,283, subject to the same repayment terms as the original agreement.	4,860	-

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $1,973 has been accrued as of December 31, 2023. During the year ended December 31, 2023 and 2022, the Company made interest payments in the amount of $2,470 and $250, respectively.	27,300	27,300
Total	$72,160	$27,300
Current portion	$6,377	$1,517
Long term portion	$65,783	$25,783

Future principal payments of notes payable are as follows:

Twelve months ending December 31,
2024	$6,377
2025	41,517
2026	1,517
2027	1,517
2028	1,517
Thereafter	19,715
Total	$72,160

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

On October 18, 2023, the Company entered into a Lease Termination and Settlement Agreement (the “Settlement Agreement”) with the Landlord, under which the Company surrendered the leased premises, and settled all outstanding obligations and debts. According to the terms of the Settlement Agreement, the Company forfeited all deposits, totaling $9,084, and settled the outstanding balance of $47,511, of past due rent and other charges, for $18,000, to be paid in monthly installments of $1,500 for 12 months (See Note 10). The Company derecognized a right of use asset of $4,185 and lease liability of $2,726 and recorded a gain on the settlement in the amount of $18,968. The Company did not have any other leases with initial terms of 12 months or more at December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company accrued an additional $34,604 in unpaid rent and fees. The aggregate lease expense for the operating lease charged to general and administrative expenses in the statement of operations was $53,637 and $22,962 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had right of use assets of $0 and $19,670, and lease liabilities of $0 and $19,850, respectively.

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

During the year ended December 31, 2023, the Company received capital contributions from related parties in the amounts of $10,502.

7. Mezzanine Equity

Mezzanine equity, as of December 31, 2023 and 2022, consists of 1,518 shares of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. No payments have been made on the Mezzanine Equity as of December 31, 2023.

8. Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. At December 31, 2023 and 2022, the Company had 42,547,484 and 37,196,667 shares of common stock issued and outstanding, respectively.

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

Equity transactions during the year ended December 31, 2023:

On February 16, 2023, the Company sold 333,334 shares of common stock in a private placement for gross proceeds of $10,000.

On February 9, 2023, February 17, 2023, and March 9, 2023, the Company received capital contributions from a related party in the amounts of $1,797, $3,705 and $5,000, respectively.

On April 27, 2023, the Company issued 914,286 shares of common stock to a related party for cash proceeds in the amount of $20,000 ($0.022 per share).

On May 10, 2023, the Company sold 1,066,666 shares of common stock at a price of $0.015 per share for cash proceeds of $16,000 to each of two investors (a total of 2,133,332 shares of common stock for aggregate cash proceeds of $32,000).

On October 7, 2023, the Company sold 416,933 shares of common stock at a price of $0.015 per share for cash proceeds of $6,254.

On October 10, 2023, the Company sold 416,933 shares of common stock at a price of $0.015 per share for cash proceeds of $6,254.

On November 10, 2023, the Company sold 168,666 shares of common stock at a price of $0.015 per share for cash proceeds of $2,500.

On December 28, 2023, the Company sold 967,333 shares of common stock at a price of $0.015 per share for cash proceeds of $14,510.

Equity transactions during the year ended December 31, 2022:

In August 2022, the Company sold 580,000 shares of common stock in a private placement for gross proceeds of $2,900.

On November 8, 2022, the Company sold 666,667 shares of common stock in a private placement for gross proceeds of $20,000.

During the year ended December 31, 2022, the Company received cash in the aggregate amount of $12,595 from an investor for capital contributions.

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are summarized below.

	December 31, 2023	December 31, 2022
Net operating loss carryforwards	$415,000	$295,000
	415,000	295,000
Valuation allowance	(415,000)	(295,000)
Net deferred tax assets	$-	$–

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2023 and 2022, management was unable to determine if it is more likely than not that the Company's deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for the Company for the years ended December 31, 2023 and 2022 due to the losses incurred during the periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
U. S. federal statutory tax rate	(21.0)%	(21.0)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

At December 31, 2023 and 2022, the Company has available net operating loss carryforwards for U.S. federal corporate income tax purposes of approximately $415,000 and $295,000, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2041.

10. Commitments and Contingencies

Legal Matters

The Company leased its retail store in Atlanta, Georgia under a five-year lease executed on January 24, 2019. The monthly cash payment for this operating lease was approximately $2,000 per month, with the lease term ending on December 24, 2023. On August 14, 2023, the Landlord initiated a civil action against the Company and Guarantors styled AP 1039 Grant St., LLC v. Inno Medicinals LLC, a/k/a InnoMedicals Atlanta CBD, Inc., Xavier Carter, and Floretta Gogo, State Court of DeKalb County, Georgia, Case No. 23A03681 for failing to pay amounts owed under the lease. The Company and Guarantors filed counterclaims against the Landlord for breach of fiduciary duties, breach of contract, and attorney’s fees.

On October 18, 2023, the Company entered into a Lease Termination and Settlement Agreement (the “Settlement Agreement”) with the Landlord, under which the Company surrendered the leased premises, and settled all outstanding obligations and debts. According to the terms of the Settlement Agreement, the Company forfeited all deposits, totaling $9,084, and settled the outstanding balance of $47,511, of past due rent and other charges, for $18,000, to be paid in monthly installments of $1,500 for 12 months.  The Company recorded a settlement payable in the amount of $15,001 on its balance sheet at December 31, 2023, and recorded a gain on settlement in the amount of $18,968 during the year ended December 31, 2023.

11. Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2023 through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well-conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include those judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Ms. Floretta Gogo, our Chief Executive Officer, and Mr. Xavier Carter, our Interim Chief Financial Officer, have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Annual Report on Form 10-K and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive oﬃcers and the positions held by each.

Name	Age	Position	Director Since
Floretta Gogo	59	Chief Executive Officer, Director	2021
Xavier Carter	62	Chief Operating Officer, Interim Chief Financial Officer, Director	2021
Valarie Grant	35	Corporate Secretary	2021
Jamie Brown	41	Director	2021
Harold Woolfork	62	Director	2021

Floretta Gogo

Floretta Gogo, 59 years of age, is the Chief Executive Officer of The Cannaisseur Group since its inception in December 2020. From 2018 to 2020 she was the Chief Executive Officer of Atlanta CBD, LLC. From 2013 to 2017 Ms. Gogo worked for Allnex USA, Inc. as a Corporate Tax and Finance Accountant. Her duties ranged from tax planning and compliance with federal, local, payroll and other applicable taxes to registering and maintaining all federal and state business licensing and annual reporting. With over 35 years of financial and managerial experience, Ms. Gogo currently serves as Chairman and CEO to the Cannaisseur Group providing the Company with strategic financial planning direction.

Early in her career, she gained experience as a Cost Accountant/Accounting Manager with several companies. As a cost manager, Ms. Gogo’s duties ranged from preparing monthly financial statements to implementing cost standards from raw materials to finished products. As an Accounting Manager, Ms. Gogo’s experience transitioned into a managerial role as she managed, disciplined, and directed the Accounting, Customer Service, Human Resources and Shipping Departments. Ms. Gogo graduated with an accounting degree from Mercer University in Atlanta in 1986.

Xavier Carter

Xavier Carter, 62 years of age, is the Chief Operations Officer of The Cannaisseur Group since its inception in December 2020 and its Interim Chief Financial Officer since April 24, 2023. Mr. Carter graduated from the Atlanta College of Arts (now Savanah College of Arts) in 1992 with a major in Video and Computer graphics. From 1977 – 1986, he acquired a wealth of knowledge working in the food and beverage and shipping industries. In 1995, Mr. Carter established IEC Enterprises, a video and graphics support company that focuses on tradeshows and has been self-employed until he began working for the Company in December 2020. He has worked with many Fortune 500 companies presenting ideas and concepts ranging from customer care to product marketing. Major clients include D&J Electronics, PRG, Video equipment Rentals, and Fuse Technologies. With over thirty years of customer service and management experience Carter understands the importance of customer service and superior products.

Valarie Grant

Valarie Grant, 35 years of age, is the Corporate Secretary for The Cannaisseur Group since its inception in December 2020. She earned her degree in Business Management and a certificate in Business Technology, specializing in Office Administration from Houston Community College in 2019. Ms. Grant is equipped with over 10 years of administrative, financial, business support, and management experience reporting to senior management executives. From 2009 to 2011, she worked for M Green, Inc., and managed the office administration and customer service for the company’s three (3) Houston locations. From 2011 to 2012 Ms. Grant began working with iVoice Ideas, Inc. where she provided general administrative, and record-keeping support for the CEO and executive team and supported the company’s public filings of legal and accounting documents for the Securities and Exchange Commission. In addition, she assisted in writing, planning, and coordinating press releases and website tracking.

From 2012 through 2018, Ms. Grant worked for Brazil Property International (“BPI”) providing personal administrative and business support to the Managing Director of BPI in addition to administrative support to the other members of the executive management team, including the Finance Officer and the Lead Construction Officer. Ms. Grant served as Corporate Secretary and Director at 4G Enterprises and Bensata Corporation, responsible for compliance, registrations, and document management on behalf of the Corporation. Finally, she is also a registered Notary Public in the State of Texas.

Jamie Brown

Jamie Brown, 41 years old, currently serves as a board member of The Cannaisseur Group. Brown graduated with a Bachelor’s Degree in Business Marketing from North Carolina A&T in 2002. Brown worked at the Harlem Medical Hospital in New York City from 2005 – 2018 where he held various executive and management positions overseeing specialty fields such as Neurology, Oncology, Lupus, Renal, Gastroenterology, and Endocrinology. His close interactions with chiefs of specialty services and patient advocating for the patient population has been the driving force behind his passion to do clinical research and creating a more holistic approach to pain management and disease prevention.

Brown’s family history of cancer and diabetes led him towards his calling in the healthcare industry and continues his focus towards creating more effective ways to help other families who are suffering from life impacting illnesses. In his spare time he enjoys working with non-profits and educating the younger generations on the importance of living a healthier lifestyle.

Harold Woolfork

Harold Woolfolk, 62 years of age, currently serves as a board member of The Cannaisseur Group. Woolfork is a 1982 graduate of The University of Michigan with a Degree in Kinesiology. As a student/athlete, he starred as a two sport All-American, in football and track & field. Following college, he was drafted in the 1st Round by The New York Giants and spent the next 8-years in the NFL. After football, he would hone his skills writing as a newspaper columnist, for 3-years, before leaving that post to embark on a career path in both the corporate sector and as an entrepreneur. Woolfork established a construction company, that would later be featured on CNN, building affordable housing in Houston’s blighted communities for low-income families. His company’s success led him to construct health clinics inside of Walmart Superstores, through a subcontractor agreement with Walmart Corporate, in Bentonville, Arkansas.

Woolfolk thrived in the exertion of entrepreneurship, where he built, managed and sold several businesses. In 2014, he developed, an alliance with a physician group, to construct and operate Kemah Palms Recovery Center, an upscale drug and alcohol addiction facility for high profile clients, where he served as a managing partner. Prior to that, he was President for 7-years, running a multimillion-dollar, toxicology drug testing business, in a SAMHSA certified Laboratory. Woolfork has served as a board member with his alma mater in the past and is currently a partner and board member of First Genesis Inc., an IT company that specializes in interoperability connection solutions in both the Oil & Gas and Healthcare Industries. Its proprietary Block Chain integration is used by several federal agencies. Woolfork maintains a diverse interest as a shareholder in several other businesses that he helped develop.

Deutsche Cannabis, a CBD operation he founded, now a company trading on the German Exchange, is the latest one of those businesses. “It’s not what you take, but what you leave behind that defines greatness,” is an anonymous quote that Woolfork lives by after 38 years of success in both the sports and business arena. He lists his passions as writing, playing with his grandchildren, golf and giving back to the community. He contributes to several not-for-profits, of which his favorite is delivering meals to homebound seniors. Woolfolk has learned immensely from the competitive nature of business and sports, which he believes has shadowed his life and shaped who he is from the playing field to the boardroom.

Family Relationships

There are no familial relationships among any of our oﬃcers or directors. None of our directors or oﬃcers is a director in any other reporting companies except as disclosed. The Company is not aware of any proceedings to which any of the Company‚ oﬃcers or directors, or any associate of any such oﬃcer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Significant Employees

We have no significant employees.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2023, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2023, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023.

Code of Ethics

As of December 31, 2023, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive oﬃcer for services rendered in all capacities for the periods set forth below.

Summary Compensation Table

Name and Principal Position	Year	Bonus	Stock Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Floretta Gogo,	2023	-	-	-	-	$2,083	$2,083
Chief Executive Officer	2022	-	-	-	-	$2,343	$2,343

Xavier Carter,	2023	-	-	-	-	$8,147	$8,147
Chief Financial Officer	2022	-	-	-	-	$390	$390

Steven Plumb	2022	-	-	-	-	-	-

Employment Agreements

The Company does not yet have any employment agreements with any of our officers and directors, all of whom have performed services on our behalf for no compensation, including Floretta Gogo, CEO, Xavier Carter, COO and Interim CFO, since April 24, 2023, and Steven Plumb, CFO through March 16, 2023.

Compensation of Directors

Our board of directors has not received any compensation to date.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee at this time; however, the Company intends to establish a compensation committee in the near future.

Compensation Committee Report

The Company does not have a compensation committee, and therefore no compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 27, 2024 with respect to the beneficial ownership of our common stock by the following: (i) each stockholder known to be the beneficial owner of ﬁve percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the date of this report is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Officers and Directors
Floretta Gogo – CEO, Director	6,800,000	15.46%
Xavier Carter – COO, Interim CFO, Director	6,800,000	15.46%
Jamie Brown – Director	1,000,000	2.27%
Keijiro Varela – Previous Director (4)	1,000,000	2.27%
Valarie Grant – Corporate Secretary	1,000,000	2.27%
Harold Woolfolk – Director	500,000	1.14%
Total Officers and Directors (5 individuals)	17,100,000	38.87%

Greater than 5% Share Shareholders
Real Estate Investment Holdings, LLC (2) 1039 Grant St Se Ste B24, Atlanta, GA 30315	8,052,265	18.30%
Ridolfo Brown 14519 Running Arabian Lane, Houston, TX 77044	3,419,885	7.77%
The National Legacy Foundation (3) Address	2,666,667	5.71%
Friction & Heat LLC 106 Glenwood Drive South, Liverpool, NY 13090	2,500,000	5.68%
Hollis Capital Services LLC 6080 Holly Park Lane, Mableton, GA 30126	2,500,000	5.68%
The Cheeks Agency 85 Conifer Circle, Augusta, GA 30909	2,452,265	5.57%

(1)	All officer and director addresses are c/o the Company at 650 Ponce De Leon Ave., Suite 300 #2334, Atlanta, GA 30308.

(2)

Real Estate Investment Holdings, LLC beneficially owns 800,000 of these shares indirectly through Eddie R. Cheeks, M.D., P.C., and 2,452,265 through the Cheeks Agency, Inc., each with whom it shares investment control.

(3)	Consists of 2,666,667 shares underlying a note payable convertible at $0.015 per share.

(4)	Mr. Varela resigned his position as Director in February 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year- end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a related-party transactions policy under which our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related-party transaction with us without the consent of our Board of Directors. If the related party is, or is associated with, a member of our Board, the transaction must be reviewed and approved by our Board, with the interested party recused from the decision. Any request for us to enter into a transaction with a related party in which the amount involved exceeds $120,000 and such party would have a direct or indirect interest must first be presented to our Board for review, consideration and approval. If advance approval of a related-party transaction was not feasible or was not obtained, the related-party transaction must be submitted to the Board as soon as reasonably practicable, at which time the Board shall consider whether to ratify and continue, amend and ratify, or terminate or rescind such related-party transaction. All of the transactions described above were reviewed and considered by, and were entered into with the approval of, or ratification by, our Board of Directors.

During the last two full fiscal years and the current fiscal year or any currently proposed transaction, there are no transactions involving the issuer, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer’s total assets at year-end for its last three fiscal years, except compensation awarded to executives or as otherwise disclosed herein.

Disclosure of Conflicts of Interest

There are no conflicts of interest between the Company and any of its officers or directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Mr. Robert Turner would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accountant Fees and Services

M&K CPAs, PLLC (PCAOB ID: 2738) served as our independent auditors for the fiscal years ended December 31, 2023 and 2022.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2023	2022
Audit fees	$12,000	$8,400
Tax fees	-	-
Review fees	14,500	-
Total fees paid or accrued to our principal accountant	$26,500	$8,400

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in Item 8 commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.5*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5	Convertible Promissory Note	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, (v) the Notes to the Consolidated Financial Statements, and (vi) the cover page.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed on February 14, 2022, with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: April 15, 2024	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xavier Carter	Interim Chief Financial Officer/Director	April 15, 2024
Xavier Carter	(Principal Financial Officer)

/s/ Valarie Grant	Corporate Secretary	April 15, 2024
Valarie Grant

/s/ Jamie Brown	Director	April 15, 2024
Jamie Brown

/s/ Harold Woolfork	Director	April 15, 2024
Harold Woolfork