Form 10-Q
period 2024-03-31
Cannaisseur Group Inc.
filed 2024-05-15
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of May 10, 2024:
Common Stock, par value $0.0001	42,547,484

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$21,909	$38,390
Inventory	3,294	5,303
Total Current Assets	25,203	43,693

TOTAL ASSETS	$25,203	$43,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	48,758	47,918
Settlement payable	12,001	15,001
Notes payable, current portion	6,214	6,377
Dividends payable	1,608	1,608
Total current liabilities	68,581	70,904

Long term notes payable, less current portion	25,946	25,783
Convertible notes payable	80,000	40,000
Total long term liabilities	105,946	65,783

TOTAL LIABILITIES	174,527	136,687

Mezzanine Equity	37,875	37,875

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized 42,547,484 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,254	4,254
Common stock to be issued	200	-
Additional paid in capital	445,583	414,783
Accumulated deficit	(530,946)	(445,538)
Minority interest	(106,290)	(104,368)

Total Stockholders' Deficit	(187,199)	(130,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,203	$43,693

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue, net of discounts	415	16,463
Cost of revenue	2,009	9,835
Gross profit	(1,594)	6,628

Operating Expenses
Selling, general and administrative expenses	84,196	38,175
Total operating expenses	84,196	38,175

Operating Loss	(85,790)	(31,547)

Other Income (Expense)
Interest expense	(1,540)	(847)
Total other income (expense)	(1,540)	(847)

Net income (loss) before taxes	(87,330)	(32,394)
Income tax benefit	-	-

Net Income (Loss)	$(87,330)	$(32,394)

Net income (loss) attributable minority interest	(1,922)	(15,873)

Net income (Loss) attributable to TCGI	$(85,408)	$(16,521)

Weighted average of common shares outstanding
Basic	42,547,484	37,315,025
Diluted	42,547,484	37,315,025

Net loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Ended March 31, 2024 and 2023

(unaudited)

			Common Stock		Additional	Accumulated		Total
	Common Stock		To Be Issued		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2022	37,196,667	$3,720	-	$-	$313,297	$(59,807)	$(317,513)	$(60,303)	$37,875

Shares issued for cash	33,334	33	-	-	9,967	-	-	10,000	-
Capital contribution	-	-	-	-	10,482	-	-	10,482	-
Net loss	-	-	-	-	-	(15,873)	(16,521)	(32,394)	-
Balance, March 31, 2023	37,230,001	$3,753	-	$-	$333,746	$(75,680)	$(334,034)	$(72,215)	$37,875

Balance, December 31, 2023	42,547,484	$4,254	-	$-	$414,783	$(104,368)	(445,538)	$(130,869)	$37,875

Shares issued for compensation	-	-	2,000,000	200	29,800	-	-	30,000	-
Capital contribution	-	-	-	-	1,000	-	-	1,000	-
Net loss	-	-	-	-	-	(1,922)	(85,408)	(87,330)	-
Balance, March 31, 2024	42,547,484	$4,254	2,000,000	$200	$445,583	$(106,290)	(530,946)	$(187,199)	$37,875

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(87,330)	$(32,394)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	786
Amortization of right to use asset	-	5,020
Share-based compensation	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	807
Due from related party	-	-
Inventory	2,009	(171)
Deposits	-	(6,084)
Accounts payable and accrued expenses	840	1,779
Settlement payable	(3,000)	-
Right of use liability	-	(5,566)
Net Cash Used in Operating Activities	(57,481)	(35,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	10,000
Proceeds from short term loan	-	4,095
Payments on short term loan	-	(1,362)
Contributed capital - related party	1,000	10,482
Proceeds from convertible note payable	40,000	-
Proceeds from (repayments of) note payable - related party	-	(950)
Net Cash Provided by Financing Activities	41,000	22,265

Net increase (decrease) in cash and cash equivalents	(16,481)	(13,558)
Cash and cash equivalents, beginning of period	38,390	18,534
Cash and cash equivalents, end of period	$21,909	$4,976

Supplemental cash flow information
Cash paid for interest	$200	$670
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2024

(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $530,946, a working capital deficit of $43,541, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at March 31, 2024 or December 31, 2023.

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

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If the tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are recognized. As of March 31, 2024 and December 31, 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding stock options.

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

As of March 31, 2024 and December 31, 2023, the following shares were issuable and excluded from the calculation of diluted loss:

	March 31, 2024	December 31, 2023
Convertible Notes Payable	3,183,400	2,666,667

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

Convertible Debt

The Company has adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), which removed certain separation models in Subtopic 470-20. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost.

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

3. Debt

Schedule of Debt:

	March 31, 2024	December 31, 2023
Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the three months ended March 31, 2024 and 2023, the Company accrued interest in the amount of $657 and $0, respectively, on this note.	$40,000	$40,000

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note”). The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000. Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three months ended March 31, 2024 and 2023, the Company accrued interest in the amount of $628 and $0, respectively, on this note.

	40,000	-

Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the three months ended March 31, 2024 and 2023, the Company made repayments of $0 and $1,362, respectively.	4,860	4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $1,973 has been accrued as of December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company made interest payments in the amount of $200 and $670, respectively.	27,300	27,300
Total	$112,160	$72,160
Current portion	$6,214	$6,377
Long term portion	$105,946	$65,783

Future principal payments of notes payable are as follows:

Twelve months ending March 31,
2025	$6,214
2026	80,646
2027	671
2028	696
2029	723
Thereafter	23,210
Total	$112,160

4. Settlement Payable

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

During the three months ended March 31, 2024, the Company made payments of $3,000 on the rental settlement. As of March 31, 2024 and December 31, 2023, the amount due under the settlement payable was $12,001 and $15,001, respectively.

5. Related Party Transactions

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party. The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the three months ended March 31, 2024 and 2023, the Company accrued interest in the amount of $657 and $0, respectively, on this note.

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three months ended March 31, 2024 and 2023, the Company accrued interest in the amount of $628 and $0, respectively, on this note.

During the three months ended March 31, 2024, the Company received capital contributions from related parties in the amounts of $1,000.

6. Mezzanine Equity

Mezzanine equity, as of March 31, 2024 and December 31, 2023, consists of 1,518 shares of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. No payments have been made on the Mezzanine Equity as of March 31, 2024.

7. Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. At March 31, 2024 and December 31, 2023, the Company had 42,547,484 shares of common stock issued and outstanding.

Equity transactions during the three months ended March 31, 2024:

On January 16, 2024, the Company received capital contributions from a related party in the amount of $1,000.

On February 28, 2024, the Company’s Board of Directors approved the issuance of 1,000,000 shares of common stock with a fair value of $15,000 to its Chief Executive Officer as a bonus.

On February 28, 2024, the Company’s Board of Directors approved the issuance of 1,000,000 shares of common stock with a fair value of $15,000 to its Interim Chief Financial Officer as a bonus.

Equity transactions during the three months ended March 31, 2023:

On February 16, 2023, the Company sold 333,334 shares of common stock in a private placement for gross proceeds of $10,000.

On February 9, 2023, February 17, 2023, and March 9, 2023, the Company received capital contributions from a related party in the amounts of $1,797, $3,705 and $5,000, respectively.

8. Commitments and Contingencies

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

On October 18, 2023, the Company entered into a Lease Termination and Settlement Agreement (the “Settlement Agreement”) with the Landlord, under which the Company surrendered the leased premises, and settled all outstanding obligations and debts. According to the terms of the Settlement Agreement, the Company forfeited all deposits, totaling $9,084, and settled the outstanding balance of $47,511, of past due rent and other charges, for $18,000, to be paid in monthly installments of $1,500 for 12 months. The Company recorded a gain on settlement in the amount of $18,968 during the year ended December 31, 2023.

During the three months ended March 31, 2024, the Company made payments of $3,000 on the rental settlement. As of March 31, 2024 and December 31, 2023, the amount due under the settlement payable was $12,001 and $15,001, respectively.

9. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2024 through the date these financial statements were issued and noted no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and operations, future trends and operating results of such business, the planned expansion of those operations into new markets and applications, characteristics and trends and the demand for the products and services we offer, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenue

Revenue was $415 for the three months ended March 31, 2024, compared $16,463 for the three months ended March 31, 2024, a decrease of $16,048, or 97.5%. The decrease in revenue was due to a decline in retail sales driven by closing of the Company’s retail store.

Costs of Revenue

Cost of revenue was $2,009 for the three months ended March 31, 2024, compared to $9,835 during the three months ended March 31, 2024, a decrease of $7,826, or 79.6%. The decrease was driven primarily by reduced sales in the current period.

Our gross profit margins were -384.1% during the three months ended March 31, 2024 compared to 40.3% during the three months ended March 31, 2024. The decrease was driven primarily by a decrease in sales volume and write-off of obsolete inventory during the three months ended March 31, 2024Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $84,196 for the three months ended March 31, 2024, an increase of $46,021, or 120.6%, compared to $38,175 during the three months ended March 31, 2023. The increase was driven primarily by an increase in costs associated with public company filings, including audit and accounting fees, and salaries.

Other Expense, Net

Other expense, net was $1,540 during the three months ended March 31, 2024, compared to $847 during the three months ended March 31, 2023, an increase of $693, or 81.8%. The increase was the result of an increase in interest expense during the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2024, we had $25,203 in total assets including cash and cash equivalents of $21,909, as compared to $43,693 in total assets including of cash and cash equivalents of $38,390, as of December 31, 2023. The decrease in assets is attributable to a decrease in cash and cash equivalents and a reduction of inventory.

As of March 31, 2024, we had total liabilities of $174,527 consisting of accounts payable and accrued expenses of $48,758, rent settlement payable of $12,001, notes payable - current of $6,377, dividends payable of $1,608, and long-term notes payable of $105,783. As of December 31, 2023, we had total liabilities of $136,687 including accounts payable and accrued expenses of $47,918, rent settlement payable of $15,001, notes payable - current of $6,377, dividends payable of $1,608, and long-term notes payable of $65,783. The increase in liabilities is mainly due to an increase in long-term notes payable.

Cash Flows from Operating Activities

For the three months ended March 31, 2024, cash used in operating activities of $57,481 resulted from a net loss of $87,330, adjustments for share-based compensation of $30,000 and a net decrease of $151 in the components of working capital. The change in the components of working capital was due primarily to a decrease in inventory and a decrease in settlement payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the three months ended March 31, 2023, cash used in operating activities of $35,823 resulted primarily from a net loss of $32,394 adjusted for non-cash items totaling $5,806 and a net decrease of $9,235 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $5,020 for amortization of right of use asset and $786 for depreciation. The change in the components of working capital was due primarily to a decrease of $6,084 in deposits and a decrease in lease liability of $5,566, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common stock, borrowings and repayments of debt, and contributed capital from related parties.

For the three months ended March 31, 2024, cash provided by financing activities was $41,000 consisting of $40,000 in proceeds from convertible notes payable and contributed capital by related parties of $1,000.

For the three months ended March 31, 2023, cash provided by financing activities was $22,265 consisting of $10,000 in proceeds from the sale of common stock, $4,095 in proceeds from short term loan offset by repayments of $1,362, repayments of related party debt of $950, and contributed capital by related parties of $10,482.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended March 31, 2024, the Company had a net loss of $87,330, net cash used in operating activities of $87,330, negative working capital of $43,378, an accumulated deficit of $530,946 and stockholders’ deficit of $187,199. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.5*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5**	Convertible Promissory Note – The Legacy Foundation
10.6	Convertible Promissory Note – Ridolfo R. Brown	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed on February 14, 2022, with the Securities and Exchange Commission.

** Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission. on April 15, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: May 15, 2024	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Xavier Carter
Xavier Carter, Interim Chief Financial Officer (Principal Financial Officer)