Form 10-Q
period 2024-09-30
Cannaisseur Group Inc.
filed 2024-11-19
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of November 8, 2024:
Common Stock, par value $0.0001	44,229,224

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$532	$38,390
Accounts receivable	285	-
Inventory	2,141	5,303
Total current assets	2,958	43,693

TOTAL ASSETS	$2,958	$43,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	92,301	47,918
Settlement payable	9,501	15,001
Notes payable, current portion	6,534	6,377
Dividends payable	1,608	1,608
Total current liabilities	109,944	70,904

Long term notes payable, less current portion	25,626	25,783
Convertible notes payable	86,000	40,000
Total long term liabilities	111,626	65,783

TOTAL LIABILITIES	221,570	136,687

Mezzanine Equity	37,875	37,875

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 44,229,224 and 42,547,484 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,422	4,254
Additional paid in capital	1,470,915	414,783
Accumulated deficit	(1,624,543)	(445,538)
Minority interest	(107,281)	(104,368)

Total Stockholders' Deficit	(256,487)	(130,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,958	$43,693

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue, net of discounts	285	17,238	700	52,751
Cost of revenue	668	6,696	3,162	21,305
Gross profit	(383)	10,542	(2,462)	31,446

Operating Expenses
Selling, general and administrative expenses	20,953	65,019	1,174,730	161,059
Total operating expenses	20,953	65,019	1,174,730	161,059

Operating loss	(21,336)	(54,477)	(1,177,192)	(129,613)

Other expense
Interest expense	(1,626)	(258)	(4,726)	(1,360)
Total other expense	(1,626)	(258)	(4,726)	(1,360)

Net loss before taxes	(22,962)	(54,735)	(1,181,918)	(130,973)
Income tax benefit	-	-	-	-

Net loss	$(22,962)	$(54,735)	$(1,181,918)	$(130,973)

Net loss attributable minority interest	(629)	(22,321)	(2,913)	(43,929)

Net loss attributable to TCGI	$(22,333)	$(32,414)	$(1,179,005)	$(87,044)

Weighted average of common shares outstanding
Basic	44,225,854	40,577,619	43,655,376	39,112,523
Diluted	44,225,854	40,577,619	43,655,376	39,112,523

Net loss per common share
Basic	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

			Common Stock		Additional	Accumulated		Total
	Common Stock		To Be Issued		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2022	37,196,667	$3,720	-	-	$313,297	$(59,807)	$(317,513)	$(60,303)	37,875
Shares issued for cash	333,334	33	-	-	9,967	-	-	10,000	-
Capital contribution	-	-	-	-	10,482	-	-	10,482	-
Net loss	-	-	-	-	-	(15,873)	(16,521)	(32,394)	-
Balance, March 31, 2023	37,530,001	3,753	-	-	333,746	(75,680)	(334,034)	(72,215)	37,875
Shares issued for cash	3,047,618	304	-	-	51,696	-	-	52,000	-
Net loss	-	-	-	-	-	(5,735)	(38,109)	(43,844)	-
Balance, June 30, 2023	40,577,619	4,057	-	-	385,442	(81,415)	(372,143)	(64,059)	37,875
Net loss	-	-	-	-	-	(22,321)	(32,414)	(54,735)	-
Balance, September 30, 2023	40,577,619	4,057	-	-	385,442	(103,736)	(404,557)	(118,794)	37,875

Balance, December 31, 2023	42,547,484	4,254	-	-	414,783	(104,368)	(445,538)	(130,869)	37,875
Shares issued for compensation	-	-	2,000,000	200	29,800			30,000	-
Capital contribution	-	-	-	-	1,000	-	-	1,000	-
Net loss	-	-	-	-	-	(1,922)	(85,408)	(87,330)	-
Balance, March 31, 2024	42,547,484	4,254	2,000,000	200	445,583	(106,290)	(530,946)	(187,199)	37,875
Shares issued for compensation	3,500,000	350	(2,000,000)	(200)	344,850	-	-	345,000	-
Shares issued for services	2,900,000	290	-	-	666,710	-	-	667,000	-
Shares issued for cash	21,740	2	-	-	4,998	-	-	5,000	-
Cancellation of shares	(4,750,000)	(475)	-	-	475	-	-	-	-
Capital contribution	-	-	-	-	4,000	-	-	4,000	-
Net loss	-	-	-	-	-	(362)	(1,071,264)	(1,071,626)	-
Balance, June 30, 2024	44,219,224	4,421	-	-	1,466,616	(106,652)	(1,602,210)	(237,825)	37,875
Shares issued for cash	10,000	1	-	-	2,299	-	-	2,300	-
Capital contribution	-	-	-	-	2,000	-	-	2,000	-
Net loss	-	-	-	-	-	(629)	(22,333)	(22,962)	-
Balance, September 30, 2024	44,229,224	4,422	-	-	1,470,915	(107,281)	(1,624,543)	(256,487)	37,875

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,181,918)	$(130,973)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,200
Amortization of right to use asset	-	15,485
Share-based compensation	1,042,000	-
Changes in operating assets and liabilities:
Accounts receivable	(285)	807
Inventory	3,162	2,482
Deposits	-	(6,084)
Accounts payable and accrued expenses	44,383	39,960
Settlement payable	(5,500)	-
Right of use liability	-	(17,124)
Net Cash Used in Operating Activities	(98,158)	(93,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,300	62,000
Proceeds from short term loan	-	9,378
Payments on short term loan	-	(4,518)
Contributed capital - related party	7,000	10,482
Proceeds from convertible notes payable - related party	46,000	-
Proceeds from (repayments of) note payable - related party	-	(950)
Net Cash Provided by Financing Activities	60,300	76,392

Net increase (decrease) in cash and cash equivalents	(37,858)	(16,855)
Cash and cash equivalents, beginning of period	38,390	18,534
Cash and cash equivalents, end of period	$532	$1,679

Supplemental cash flow information
Cash paid for interest	$200	$1,870
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of shares of common stock	$475	$-

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company has a cumulative net loss since inception of $1,624,543, a working capital deficit of $106,986, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at September 30, 2024 or December 31, 2023.

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

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2024 and December 31, 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of September 30, 2024 and December 31, 2023, the Company did not have any outstanding stock options.

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

As of September 30, 2024 and December 31, 2023, the following shares were issuable and excluded from the calculation of diluted loss:

	September 30, 2024	December 31, 2023
Convertible Notes Payable	3,283,013	2,666,667

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

3. Notes Payable

	September 30, 2024	December 31, 2023

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 2”). The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000. Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $49 and $0, respectively, on this note.

	$6,000	$-

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note”). The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000. Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $1,930 and $0, respectively, on this note.

	40,000	-

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $2,014 and $0, respectively, on this note.	40,000	40,000

Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the nine months ended September 30, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the nine months ended September 30, 2024 and 2023, the Company made repayments of $0 and $4,523, respectively.	4,860	4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $1,973 has been accrued as of December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company made interest payments in the amount of $200 and $1,870, respectively.	27,300	27,300
Total	$118,160	$72,160
Current portion	$6,534	$6,377
Long term portion	$111,626	$65,783

Future principal payments of notes payable are as follows:

Twelve months ending September 30,
2025	$6,534
2026	86,658
2027	683
2028	709
2029	737
Thereafter	22,839
Total	$118,160

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

During the nine months ended September 30, 2024, the Company made payments of $5,500 on the rental settlement. As of September 30, 2024 and December 31, 2023, the amount due under the settlement payable was $9,501 and $15,001, respectively.

5. Related Party Transactions

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $49 and $0, respectively, on this note.

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $1,930 and $0, respectively, on this note.

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party. The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $2,014 and $0, respectively, on this note.

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

During the nine months ended September 30, 2024, the Company received capital contributions from related parties in the amounts of $7,000.

6. Mezzanine Equity

Mezzanine equity, as of September 30, 2024 and December 31, 2023, consists of 1,518 shares of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. No payments have been made on the Mezzanine Equity as of September 30, 2024.

7. Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. At September 30, 2024 and December 31, 2023, the Company had 44,229,224 and 42,547,484 shares of common stock issued and outstanding.

Equity transactions during the nine months ended September 30, 2024:

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

On July 31, 2024, the Company sold 10,000 shares of common stock at a price of $0.23 per share for cash proceeds of $2,300.

During the nine months ended September 30, 2024, the Company received capital contributions from a related party in the amount of $7,000.

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

During the nine months ended September 30, 2024, the Company made payments of $5,500 on the rental settlement. As of September 30, 2024 and December 31, 2023, the amount due under the settlement payable was $9,501 and $15,001, respectively.

9. Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2024 through the date these financial statements were issued and noted no items requiring disclosure.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Revenue

Revenue was $285 for the three months ended September 30, 2024, compared to $17,238 for the three months ended September 30, 2023, a decrease of $16,953, or 98.3%. The decrease in revenue was due to a decline in retail sales driven by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $668 for the three months ended September 30, 2024, compared to $6,696 during the three months ended September 30, 2023, a decrease of $6,028, or 90.0%. The decrease was driven primarily by reduced sales in the current period.

The Company’s gross profit margins were -134.4% during the nine months ended September 30, 2024, compared to 61.2% during the three months ended September 30, 2023. The change was driven primarily by a decrease in sales volume and an increase in write-offs of obsolete inventory during the three months ended September 30, 2024. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20,953 for the three months ended September 30, 2024, compared to $65,019 during the three months ended September 30, 2023, a decrease of $44,066, or 67.8%. The decrease was driven primarily by an decrease in rent and rent related fees, as well as reduction in salaries.

Other Expense, Net

Other expense, net was $1,626 during the three months ended September 30, 2024, compared to $258 during the three months ended September 30, 2023, an increase of $1,368, or 530.2%. The increase was the result of an increase in interest expense during the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Revenue

Revenue was $700 for the nine months ended September 30, 2024, compared $52,751 for the nine months ended September 30, 2023, a decrease of $52,051, or 98.7%. The decrease in revenue was due to a decline in retail sales driven by the closing of the Company’s retail store.

Costs of Revenue

Cost of revenue was $3,162 for the nine months ended September 30, 2024, compared to $21,305 during the nine months ended September 30, 2023, a decrease of $18,143, or 85.2%. The decrease was driven primarily by reduced sales and increase write-off of obsolete inventory in the current period.

The Company’s gross profit margins were -351.7% during the nine months ended September 30, 2024, compared to 59.6% during the nine months ended September 30, 2023. The decrease was driven primarily by a decrease in sales volume and an increase in write-offs of obsolete inventory during the nine months ended September 30, 2024. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,174,730 for the nine months ended September 30, 2024, compared to $161,059 during the nine months ended September 30, 2023, an increase of $1,013,671, or 629.4%. The increase was driven primarily by an increase in noncash compensation, as well as costs associated with public company filings, including legal, audit and accounting fees.

Other Expense, Net

Other expense, net was $4,726 during the nine months ended September 30, 2024, compared to $1,360 during the nine months ended September 30, 2023, an increase of $3,366 or 247.5%. The increase was the result of an increase in interest expense during the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $2,958 in total assets including cash of $532, as compared to $43,693 in total assets including of cash of $38,390, as of December 31, 2023. The decrease in assets is attributable to a decrease in cash and a reduction of inventory.

As of September 30, 2024, the Company had total liabilities of $221,570 consisting of accounts payable and accrued expenses of $92,301, rent settlement payable of $9,501, notes payable - current of $6,534, dividends payable of $1,608, and long-term notes payable of $111,626. As of December 31, 2023, the Company had total liabilities of $136,687 including accounts payable and accrued expenses of $47,918, rent settlement payable of $15,001, notes payable - current of $6,377, dividends payable of $1,608, and long-term notes payable of $65,783. The increase in liabilities is mainly due to an increase in accounts payable and long-term notes payable.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities of $98,158 resulted from a net loss of $1,181,918, adjustments for share-based compensation of $1,042,000 and a net increase of $41,760 in the components of working capital. The change in the components of working capital was due primarily to an increase in accounts payable, a decrease in inventory, and a decrease in settlement payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

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

For the nine months ended September 30, 2024, cash provided by financing activities was $60,300 consisting of $46,000 in proceeds from convertible notes payable, $7,300 in proceeds from the sale of common stock, and contributed capital by related parties of $7,000.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2024, the Company had a net loss of $1,181,918, net cash used in operating activities of $98,158, negative working capital of $106,986, an accumulated deficit of $1,624,543 and stockholders’ deficit of $256,487. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.5*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5**	Convertible Promissory Note – The Legacy Foundation
10.6***	Convertible Promissory Note – Ridolfo R. Brown
10.7	Convertible Promissory Note – Ridolfo R. Brown	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.

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

The Cannaisseur Group, Inc.

Dated: November 19, 2024	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2024	By:	/s/ Xavier Carter
Xavier Carter, Interim Chief Financial Officer (Principal Financial Officer)