Form 10-K
period 2024-12-31
Cannaisseur Group Inc.
filed 2025-03-21
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

COMMISSION FILE NO. 000-56664

The Cannaisseur Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1907561
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $2,782,327 as of June 30, 2024, based upon a price of $0.23 per share as determined by the Company’s Board of Directors for the registrant’s common stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of February 25, 2025:
Common Stock, par value $0.0001	49,980,414

The Cannaisseur Group, Inc.

PART I

Item 1. Business

Overview

The Cannaisseur Group, Inc. (the “Company” or “TCRG”) was established in December 2020. On January 4, 2021 the Company acquired a fifty-one percent (51%) interest in Atlanta CBD Inc. (d/b/a as Inno Medicinals) (“Atlanta CBD”). Atlanta CBD was formed to engage in hemp cultivation, extraction, manufacturing, distribution, and retail sales through CBD stores. The Company, however, has now transitioned into a health and wellness company, with the aim of promoting and selling health and wellness products, including CBD-related products. Currently, the Company’s only assets and operations consist of the 51% interest it owns in Atlanta CBD, Inc. TCRG manages and operates Atlanta CBD’s business on a day-to-day basis. The Company intends to work in conjunction with Atlanta CBD to grow the business operations.

Atlanta CBD, at its inception, was a hemp products supplier and retailer. It sold its retail hemp products through the trade name, Inno Medicinals, located in Atlanta Georgia. Currently, Atlanta CBD, in order to better reflect the direction of TCRG, intends to sell health and wellness products, through its retail operations. The products offered for sale will also reflect the shift in strategy of TCRG.

Corporate History

TCRG is a Delaware corporation. It was formed to engage in the hemp business. In January 2021, it acquired a fifty-one percent (51%) interest in Atlanta CBD, a Georgia company that engaged in the hemp business. TCRG’s 51% interest in Atlanta CBD is its only business operation at this time. However, TCRG’s plan is to build on its current business by expanding into the health and wellness market. Potential assets for acquisition, include CBD cultivation, processing, and distribution equipment, and infrastructure from companies that grow and develop CBD and other health related products for the consumer market. These assets will be used to develop and grow TCRG’s business and will also support and further develop Atlanta CBD’s operations. TCRG plans to use a combination of equity (common stock), and funds raised from private placements to acquire assets to develop and grow its health and wellness business.

Atlanta CBD is a family-owned business, founded in October 2018. It was born from the desire to offer people an alternative approach to good health. Atlanta CBD started out as a CBD boutique, offering many leading brands of hemp extracts. Atlanta CBD began operating a retail hemp store in 2019. Cannabis sativa (hemp) extracts were chosen because the founders believe the extracts have the potential to help people. Knowledge gained since opening a retail location in June of 2019 has given them a greater understanding of the industry and the people that purchase hemp products. Atlanta CBD is committed to increasing public awareness of CBD and helping grow the hemp community statewide, where possible.

TCRG plans to provide cutting-edge, sustainable, and effective health and wellness options, such as focused wellness products and wellness technology.

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

TCRG owns 51% of Atlanta CBD. Pursuant to the acquisition agreement between TCRG and Atlanta CBD, TCRG is entitled to 51% of the net profits from the operations of Atlanta CBD.

Floretta Gogo and Xavier Carter own the remaining 49% of Atlanta CBD. Ms. Gogo and Mr. Carter each own approximately 18% of the outstanding common stock of TCRG. Ms. Gogo and Mr. Carter are the President and Chief Executive Officer of TCRG and the Chief Financial Officer of TCRG, respectively. They both run the day-to-day operations of Atlanta CBD as well as the day-to-day operations of TCRG.

Ms. Gogo and Mr. Carter have each signed a Conflict-of-Interest agreement with TCRG and Atlanta CBD to prevent any type of self-dealing by the parties, and to prevent Ms. Gogo and Mr. Carter from exerting undue influence over the operations of Atlanta CBD by virtue of their holdings in TCRG. Ms. Gogo and Mr. Carter has each agreed to recuse themselves for voting their interest in TCRG in connection with the election of nominees to Atlanta CBD’s Board of Directors or with any change of control events involving Atlanta CBD. The Conflict-of-Interest agreement is a good faith effort by the parties to balance the involvement of Ms. Gogo and Mr. Carter with both TCRG and Atlanta CBD. While the Conflict-of-Interest agreement does not prevent Ms. Gogo and Mr. Carter from taking actions that prioritize the interests of Atlanta CBD at the expense of the interests of TCRG, TCRG is the culmination of their goal to grow into a vertically integrated company. It is therefore in the best interest of TCRG and Atlanta CBD to work towards the same goal, to ensure the growth and stability of TCRG. Ms. Gogo and Mr. Carter place the upmost importance on the success of TCRG, however, the Conflict-of-Interest agreement cannot guarantee that they will not take actions that prioritize the interests of Atlanta CBD over the interests of TCRG.

Atlanta CBD has 1,518 shares of preferred stock outstanding. The preferred stock has redeemable features that allow the shareholders to request repayment of their investment. The shareholders are also entitled to profit distributions equal to the lesser of (i) 25% interest on their investment, or (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Shareholders are entitled to a return of their investment upon 15 days’ notice given to Atlanta CBD after any distribution. Atlanta CBD’s stock is not convertible into shares of TCRG’s common stock, and to date Atlanta CBD has not made any profit distributions to such preferred shareholders. Shareholders may also receive interest, which is capped at thirty-five percent (35%) of the shareholders’ interest.

Product Formulation and Production

TCRG uses its commercial suppliers and contract manufacturers for its product research and development, formulation, quality testing, production and packaging. Through Atlanta CBD, TCRG has access to the suppliers and manufacturers used by Atlanta CBD and TCRG will utilize these relationships as we develop and grow our health and wellness business. These suppliers and manufacturers hold, as required, the necessary regulatory and other licenses/permits specific to each one’s activity. Atlanta CBD outsources fulfillment as well. In addition to direct sales, Atlanta CBD has the option to drop ship its products. This allows the third-party supplier to ship the merchandise directly to such customers.

Sales Channels

The company plans to sell and distribute its products through online distribution channels, along with products sold on the INNO Medicinals website in order to build an audience for its products before entering retail locations.

The Markets for Our Products

The Company’s focus is on products that address consumers’ specific wellness goals, aligning with the growing demand for functional nutrition and hydration solutions. Functional food occupies a significant share of the health and wellness foods market, expected to account for 43.7% in 2025 with a CAGR from 2023 to 2035 of 6.3%. The global digital health and wellness market size was valued at approximately USD 349.39 billion in 2024 and is expected to reach USD 1663.33 billion by 2033, growing at a compound annual growth rate (CAGR) of about 18.93% from 2025 to 2033 according to Business Research Insights. The global wellness apps market size was valued at USD 11.27 billion in 2024 and is projected to grow at a compound annual growth rate (CAGR) of 14.9% from 2025 to 2030.

The integration of technology into health and wellness presents immense opportunities for market growth. Digital platforms enable individuals to monitor and manage their health conveniently. Consumers are driven by the desire for health benefits, improved hydration, natural and clean-label ingredients, and personalized nutrition solutions that fit their lifestyle needs.

Competition

The market for health and wellness goods has strong competition, with numerous major competitors. Businesses are concentrating on quality, innovation, and adapting to shifting customer needs. Some of the key companies manufacturing health and wellness foods include Nestlé S.A., Danone S.A., PepsiCo Inc., General Mills Inc., GlaxoSmithKline PLC, Abbott Laboratories, Herbalife Nutrition Ltd., Archer Daniels Midland Company and others.

The global functional beverage market is highly competitive. There are continuous new technologies due to ongoing R&D and efforts by value chain participants. Some key players in the beverage market are PepsiCo Inc., Reb Bull GmbH, The Coca-Cola Company, Danone SA, Monster Beverage Corporation, JAB Holdings Company, General Nutrition Centers Inc. The Hain Celestial Group Inc., Fonterra Co-operative Group, and Amway Corporation.

Employees

The Company has 3 full-time employees.

Patents and Trademarks

The Company holds no patents or trademarks, nor, at this time, has any patent or trademarks pending.

Government Regulation

CBD Products are not subject to the Controlled Substances Act.

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

The passage of the AIA confirms that hemp-derived CBD products are now excluded from the CSA. As noted above, the AIA amended the definition of “marihuana” as follows:

(A)	Subject to subparagraph (B), the term ‘marihuana’ means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds to resin.

(B)	The term ‘marihuana’ does not include—

(i)	hemp, as defined in section 297A of the Agricultural Marketing Act of 1946.

I.	Limits of the AIA

Although the AIA removed “hemp” from the CSA, the Act has limitations.

a.	Products containing more than 0.3% of 9∆-THC are still subject to the CSA.

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

The passage of the AIA confirms that hemp-derived CBD products are now excluded from the CSA. As noted above, the AIA amended the definition of “marihuana” as follows:

(C)	Subject to subparagraph (B), the term ‘marihuana’ means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds to resin.

(D)	The term ‘marihuana’ does not include—

(i)	hemp, as defined in section 297A of the Agricultural Marketing Act of 1946.

II.	Limits of the AIA

Although the AIA removed “hemp” from the CSA, the Act has limitations.

a.	Products containing more than 0.3% of 9∆-THC are still subject to the CSA.

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

Although the AIA provided clarity regarding the status of hemp-derived CBD under the federal CSA, the AIA did not address the myriad state laws and regulations governing such products. For example, hemp-derived CBD still meets the definition of a controlled substance under certain laws.

Our health and wellness products are regulated by the Food and Drug Administration (FDA)

We are subject to the rules of the FDA under the Federal Food, Drug, and Cosmetic Act, which regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. The FDA regulates the wellness industry by focusing on the safety, efficacy, and security of products like dietary supplements, food, beverages, drugs, medical devices, and cosmetics, ensuring they are safe for consumers and accurately labeled, while also providing information to support healthy choices.

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

If a pandemic, epidemic, or outbreak of an infectious disease including an outbreak of respiratory illness caused by a novel virus, or other public health crisis, were to affect the Company’s markets or facilities, or its customers, the Company’s business could be adversely affected. If such an infectious disease broke out at the Company’s office, facilities or work sites, its operations may be affected significantly, its productivity may be affected, and the Company may incur increased costs. If the persons and entities with which the Company contracts are affected by an outbreak of infectious disease, its live events may be delayed or cancelled, and the Company may incur increased costs. If the Company’s employees or subcontractors with whom it works were affected by an outbreak of infectious disease, the Company’s labor supply may be affected, and it may incur increased labor costs. In addition, the Company may experience difficulties with certain suppliers or with vendors in its supply chains, and its business could be affected if the Company becomes unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, an infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which the Company operates, increase costs associated with its business, affect job growth and consumer confidence, or cause economic changes that the Company cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to the Company’s markets or its facilities is difficult to predict and could adversely impact the Company’s business. Given that the type, degree, and length of such restrictions are not known at this time, the Company cannot predict the overall impact of such restrictions on it, its customers, its subcontractors, and others with whom the Company works or the overall economic environment.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our hemp-derived CBD products are not intended to be drugs. Accordingly, we have not been required to obtain FDA approval for our existing hemp-derived CBD products. Moreover, the regulatory status of hemp-derived CBD products is in a state of flux as FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek FDA’s approval to market food and dietary supplements containing hemp-derived CBD. It is also possible that the FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because FDA’s regulatory process is in its infancy, we cannot predict the likely outcome. (See preceding Section, “Government Regulation”.) In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising be truthful, substantiated, and non-misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act.

Increases in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our CBD products contain hemp-derived CBD oil. Increases in the cost of ingredients in our products could have a material adverse effect on our operating results. Significant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Many of the factors affecting costs are beyond our control and we may not be able to pass along these increased costs to our customers.

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

Risks Related to Our Dependence on Third Parties

We rely on partners, vendors, and other service providers to provide some of the material and products that we sell. If such partners, vendors, and other service providers fail to fulfill our requests, our business could be adversely affected. From time to time we may in the future have disputes with certain of our partners, vendors, and other service providers. If, in connection with such a dispute, a partner, vendor, or service provider terminates its relationship with us or otherwise limits the provision of their products to us, the availability of certain of our products could be disrupted. If the partners, vendors, and other service providers we rely upon cease to provide access to the products that we and our customers and consumers use, whether in connection with disputes or otherwise, do not provide access to such products on terms that we believe to be attractive or reasonable, we may be required to seek comparable products and supplies from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.

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

We depend on the reputation of INNO Medicinals as the vendor of high quality and unique products. Atlanta CBD’s branded products consist of bath bombs, bath salts and soaps with our unique proprietary blend of essential oils and cannabidiols. These branded products help attract customers. Atlanta CBD’s name, reputation and unique branded products promote a positive shopping experience. We rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing and future trademarks to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered, or will register, certain trademarks in the United States and may elsewhere. We may not be able to adequately protect our trademarks and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and business results regardless of whether we are able to successfully enforce our rights.

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

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product enhancements and new products. We cannot assure that we will achieve market acceptance for all of our products, or of new products that we may offer in the future. Moreover, these new products may be subject to significant competition with offerings by new and existing competitors. In addition, new products and enhancements may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products or enhancements could seriously harm our business, financial condition and results of operations.

We cannot predict our future capital needs, and we may not be able to secure additional financing.

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

The Company does not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on the Company’s common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. The Company’s current intention is to apply net earnings, if any, in the foreseeable future to increase the Company’s capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of its common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Company’s board of directors. If the Company does not pay dividends, its common stock may be less valuable because a return on investment will only occur if its stock price appreciates.

Risks Related to Investment

Our stock is quoted on the OTC Market. The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance.

Our common stock is quoted on the OTC Markets Group, Inc. and traded under the symbol “TCRG”. The OTC Markets is a network of security dealers that buy and sell stock.

The Company’s common stock will be thinly traded so the Company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

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

We have filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (“SEC”). -We are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot provide assurances that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for the Company and will require the time and attention of management and may require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

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

Our Articles of Incorporation authorize 100,000,000 shares of common stock, par value $0.0001 per share, of which 44,337,557 were outstanding as of December 31, 2024. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Pink Markets under the symbol “TCRG”. The OTC Markets is a network of security dealers that buy and sell stock.

The common stock price is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control or unrelated to its operating performance. The Company’s common stock will likely be thinly traded so the Company’s stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

Holders

As of February 25, 2025, there were approximately 33 holders of our common stock.

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

On November 18, 2024, the Company sold 100,000 shares of common stock at a price of $0.05 per share for cash proceeds of $5,000.

On December 27, 2024, the Company sold 8,333 shares of common stock at a price of $0.12 per share for cash proceeds of $1,000.

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

Background of the Company

The Cannaisseur Group, Inc. (the “Company” or “TCRG”) was established in December 2020. On January 4, 2021 the Company acquired a fifty-one percent (51%) interest in Atlanta CBD Inc. (d/b/a as Inno Medicinals) (“Atlanta CBD”). Atlanta CBD was formed to engage in hemp cultivation, extraction, manufacturing, distribution, and retail sales through CBD stores. The Company, however, has now transitioned into a health and wellness company, with the aim of promoting and selling health and wellness products, including CBD-related products. Currently, the Company’s only assets and operations consist of the 51% interest it owns in Atlanta CBD, Inc. TCRG manages and operates Atlanta CBD’s business on a day-to-day basis. The Company intends to develop its own hemp cultivation, extraction, and manufacturing business and work in conjunction with Atlanta CBD to grow the Company’s business operations.

Atlanta CBD, at its inception, was a hemp products supplier and retailer. It sold its retail hemp products through trade name, Inno Medicinals, located in Atlanta Georgia. Currently, Atlanta CBD, in order to better reflect the direction of TCRG, intends to sell health and wellness products through its retail operations. The products offered for sale will also reflect the shift in strategy of TCRG.

Results of Operations for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Revenue

Revenue was $700 for the twelve months ended December 31, 2024, compared to $53,130 for the twelve months ended December 31, 2023, a decrease of $52,430, or 98.7%. The decrease in revenue was due to a decline in retail sales caused by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $4,275 for the twelve months ended December 31, 2024, compared to $26,976 during the twelve months ended December 31, 2023, a decrease of $22,701, or 84.2%. The decrease was driven primarily by reduced sales in the current year.

Our gross profit margins were (510.7%) and 49.2% during the twelve months ended December 31, 2024 and 2023, respectively. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,263,004 for the twelve months ended December 31, 2024, an increase of $1,046,950, or 484.6%, compared to $216,054 during the twelve months ended December 31, 2023. The increase was driven primarily by an increase in costs associated with the registration of shares for sale, an increase in stock-based compensation, and salaries.

Other Income (Expense), Net

Other expense, net was $6,427 during the twelve months ended December 31, 2024, compared to other income, net of $17,314 during the twelve months ended December 31, 2023, a change of $23,741, or 137.1%. The change was the result of a gain on settlement for accrued rent payable, as well as a decrease in interest expense during the twelve months ended December 31, 2023. During the year ended December 31, 2024, other expense, net consisted entirely of interest expense.

Liquidity and Capital Resources

As of December 31, 2024, we had $1,876 in total assets, including cash and cash equivalents of $563, compared to $43,693 in total assets, including cash and cash equivalents of $38,390, as of December 31, 2023. The decrease in assets is primarily attributable to a decrease in cash, and the write-off of obsolete inventory.

As of December 31, 2024, we had total liabilities of $305,576, consisting of accounts payable and accrued expenses of $169,807, settlement payable of $9,501, notes payable - current of $46,697, dividends payable of $1,608, and long-term notes payable of $76,463. As of December 31, 2023, we had total liabilities of $136,687, including accounts payable and accrued expenses of $47,918, settlement payable of $15,001, dividends payable of $1,608, notes payable current of $6,377, and long-term notes payable of $65,783. The increase in liabilities is mainly due to an increase in accounts payable and accrued expenses and additional convertible notes payable.

Cash Flows from Operating Activities

For the twelve months ended December 31, 2024, cash used in operating activities of $110,627 resulted from a net loss of $1,273,006, adjustments for non-cash items totaling $1,042,000 and a net increase of $120,379 in the components of working capital. The non-cash adjustments to net income is attributable to charges of $1,042,000 for share-based compensation. The change in the components of working capital was due primarily to an increase in accounts payable and accrued expenses of $121,889 and a decrease in the settlement payable liability of $5,500, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the twelve months ended December 31, 2023, cash used in operating activities of $126,074 resulted primarily from a net loss of $172,586 adjusted for non-cash items totaling $339 and a net increase of $46,173 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $15,485 for amortization of right of use asset, gain on settlement of $18,968, and $3,822 for depreciation. The change in the components of working capital was due primarily to an increase in accounts payable and accrued expenses of $63,420 and a decrease in right of use lease liability of $17,124, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common stock, borrowings and repayments of debt, and contributed capital from related parties.

For the twelve months ended December 31, 2024, cash provided by financing activities of $72,800 consisted of $13,300 in proceeds from the sale of common stock, contributed capital by related parties of $7,000, proceeds from convertible note payable of $51,000, and proceeds from related party debt of $1,500.

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

TCRG expects to raise funds through private investors and investment firms and is looking to secure a non-recourse loan for work capital and operating expenses. We intend to continue offering smaller investment opportunities. Long term, we plan to seek larger amounts of investment to expand our operations. TCRG will also look to attain a non-recourse loan of $50,000.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the twelve months ended December 31, 2024, the Company had a net loss of $1,273,006, net cash used in operating activities of $110,627, negative working capital of $227,237, an accumulated deficit of $1,714,976 and total stockholders’ deficit of $341,575. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidation Policy

TCRG relied upon the guidance of ASC 250 Accounting Changes and Error Corrections (“ASC 250”) and ASC 805 Business Combinations (“ASC 805”) in accounting for and presenting acquisition of Atlanta CBD. Pursuant to ASC 805-50-05-5, the pooling-of-interests method of accounting provides relevant guidance when an exchange of shares between entities under common control results in a change in the reporting entity. Under the pooling-of-interests method, the transferred assets and liabilities are recorded at their historical carrying amounts, and the equity accounts of the separate entities are combined. Pursuant to ASC 805-50-45-2, the transaction should be presented as if it occurred on the first day of the period reported; accordingly, we have reported the Atlanta CBD transaction as if it occurred on January 1, 2020.

Inventory

Inventories are stated at the lower of cost or market. Atlanta CBD periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Revenue Recognition

TCRG recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Atlanta CBD sells CBD related products in a retail location in Atlanta, Georgia and through e-commerce. Revenue is recognized based on the following model:

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Cannaisseur Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Cannaisseur Group, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes stockholders’ equity / (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below are arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, Texas

March 21, 2025

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$563	$38,390
Accounts receivable	285	-
Inventory	1,028	5,303
Total current assets	1,876	43,693

TOTAL ASSETS	$1,876	$43,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	169,807	47,918
Settlement payable	9,501	15,001
Short-term loan payable - related party	1,500	-
Notes payable, current portion	6,697	6,377
Convertible notes payable - related party, current portion	40,000	-
Dividends payable	1,608	1,608
Total current liabilities	229,113	70,904

Long term notes payable, noncurrent portion	25,463	25,783
Convertible notes payable - related party, noncurrent portion	51,000	40,000
Total long-term liabilities	76,463	65,783

TOTAL LIABILITIES	305,576	136,687

Mezzanine Equity	37,875	37,875

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 44,337,557 and 42,547,484 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4,433	4,254
Additional paid in capital	1,476,904	414,783
Accumulated deficit	(1,714,976)	(445,538)
Minority interest	(107,936)	(104,368)

Total Stockholders’ Deficit	(341,575)	(130,869)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,876	$43,693

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
Revenue, net of discounts	700	53,130
Cost of revenue	4,275	26,976
Gross profit	(3,575)	26,154

Operating Expenses
Selling, general and administrative expenses	1,263,004	216,054
Total operating expenses	1,263,004	216,054

Operating loss	(1,266,579)	(189,900)

Other income (expense)
Gain on settlement	-	18,968
Interest expense	(6,427)	(1,654)
Total other income (expense)	(6,427)	17,314

Net loss before taxes	(1,273,006)	(172,586)
Income tax benefit	-	-

Net loss	$(1,273,006)	$(172,586)

Net loss attributable to minority interest	(3,568)	(44,561)

Net loss attributable to The Cannaisseur Group, Inc.	$(1,269,438)	$(128,025)

Weighted average of common shares outstanding
Basic	43,812,554	39,704,086
Diluted	43,812,554	39,704,086

Net loss per common share
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated Minority	Accumulated	Total Stockholders’	Mezzanine
	Shares	Amount	Capital	Interest	Deficit	Equity	Equity
Balance, December 31, 2022	37,196,667	$3,720	$313,297	$(59,807)	$(317,513)	$(60,303)	$37,875

Shares issued for cash	5,350,817	534	90,984	-	-	91,518	-
Capital contribution	-	-	10,502	-	-	10,502	-
Net loss	-	-	-	(44,561)	(128,025)	(172,586)	-
Balance, December 31, 2023	42,547,484	4,254	414,783	(104,368)	(445,538)	(130,869)	37,875

Shares issued for compensation	3,500,000	350	374,650	-	-	375,000	-
Shares issued for services	2,900,000	290	666,710	-	-	667,000	-
Shares issued for cash	140,073	14	13,286	-	-	13,300	-
Cancellation of shares	(4,750,000)	(475)	475	-	-	-	-
Capital contribution	-	-	7,000	-	-	7,000	-
Net loss	-	-	-	(3,568)	(1,269,438)	(1,273,006)	-
Balance, December 31, 2024	44,337,557	4,433	1,476,904	(107,936)	(1,714,976)	(341,575)	37,875

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,273,006)	$(172,586)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,822
Amortization of right to use asset	-	15,485
Share-based compensation	1,042,000	-
Gain on settlement	-	(18,968)
Changes in operating assets and liabilities:
Accounts receivable	(285)	807
Inventory	4,275	8,153
Deposits	-	(6,084)
Accounts payable and accrued expenses	121,889	63,420
Settlement payable	(5,500)	(2,999)
Right of use liability	-	(17,124)
Net Cash Used in Operating Activities	(110,627)	(126,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	13,300	91,518
Proceeds from short term loan	-	9,378
Payments on short term loan	-	(4,518)
Contributed capital - related party	7,000	10,502
Proceeds from convertible notes payable - related party	51,000	40,000
Proceeds from (repayments of) short-term loan - related party	1,500	(950)
Net Cash Provided by Financing Activities	72,800	145,930

Net increase (decrease) in cash and cash equivalents	(37,827)	19,856
Cash and cash equivalents, beginning of period	38,390	18,534
Cash and cash equivalents, end of period	$563	$38,390

Supplemental cash flow information
Cash paid for interest	$200	$2,470
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of shares of common stock	$475	$-
Settlement of lease obligation	$-	$18,968

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $1,714,976, a working capital deficit of $227,237, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to obtain funds, if available, although there can be no certainty, from its shareholders or officers.

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

5. Revenue is recognized in the retail location at the point of sale where money is collected and product is in control of customer and from the web site upon settlement of the credit card transaction, which is effective at the time of purchase.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at December 31, 2024 or 2023.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2024 and 2023 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2024 and 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carry forwards, following an ownership change of the Company. Note that as a result of the Company’s equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

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

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility will be based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock will be determined by reference to the quoted market price of the Company’s common stock on the grant date, or, if not available, by reference to an appropriate alternative valuation methodology.

The Company will recognize the fair value of stock-based compensation awards in general and administrative costs or in software development costs, as appropriate, in the Company’s consolidated statements of operations. The Company will issue new shares of common stock to satisfy stock option exercises.

As of December 31, 2024 and 2023, the Company did not have any outstanding stock options.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

As of December 31, 2024 and 2023, the following shares were issuable and excluded from the calculation of diluted loss:

	December 31, 2024	December 31, 2023
Convertible Notes Payable	3,284,436	2,666,667

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

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. As a small business filer, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 did not have a material effect on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2024. For additional information, see “Note 11—Segment Information.”

Accounting Standards Issued, Not Adopted

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this update will have on our annual disclosures; however, we do not anticipate a material impact to our financial statements.

3. Short-term Loan Payable - Related Party

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. As of December 31, 2024, the amount due under the short-term loan was $1,500.

4. Convertible Notes Payable - Related Party

	December 31, 2024	December 31, 2023
Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 3”). The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the years ended December 31, 2024 and 2023, the Company accrued interest in the amount of $38 and $0, respectively, on this note.	$5,000	$-

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 2”). The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the years ended December 31, 2024 and 2023, the Company accrued interest in the amount of $147 and $0, respectively, on this note.	6,000	-

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note”). The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the years ended December 31, 2024 and 2023, the Company accrued interest in the amount of $2,585 and $0, respectively, on this note.	40,000	-

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the years ended December 31, 2024 and 2023, the Company accrued interest in the amount of $2,643 and $36, respectively, on this note.	40,000	40,000

Total	$91,000	$40,000
Convertible notes payable – related party, current portion	$40,000	$-
Convertible notes payable – related party, noncurrent portion	$51,000	$40,000

5. Notes Payable

	December 31, 2024	December 31, 2023
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the years ended December 31, 2024 and 2023, the Company made repayments of $0 and $4,523, respectively.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,822 has been accrued as of December 31, 2024. During the years ended December 31, 2024 and 2023, the Company made interest payments in the amount of $200 and $2,470, respectively.	27,300	27,300

Total	$32,160	$32,160
Notes payable, current portion	$6,697	$6,377
Notes payable, noncurrent portion	$25,463	$25,783

Aggregate maturities of loans payable – related party, convertible notes payable – related parties, and notes payable as of December 31, 2024 are as follows:

For the twelve months ended December 31,

2025	$48,197
2026	51,664
2027	690
2028	716
2029	743
Thereafter	22,650
Total	$124,660

6. Settlement Payable

The Company leased its retail store in Atlanta, Georgia under a five-year lease executed on January 24, 2019. The monthly cash payment for this operating lease was approximately $2,000 per month, with the lease term ending on December 24, 2023. The Company recorded right of use assets and liabilities of $84,994 on January 24, 2019, based on the present value of payments and an incremental borrowing rate of 10.0% per annum.

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

During the year ended December 31, 2024, the Company made payments of $5,500 on the rental settlement. As of December 31, 2024 and 2023, the amount due under the settlement payable was $9,501 and $15,001, respectively.

7. Related Party Transactions

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. As of December 31, 2024, the amount due under the short-term loan was $1,500. See Note 3.

Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the year ended December 31, 2024 and 2023, the Company accrued interest in the amount of $38 and $0, respectively, on this note.

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the year ended December 31, 2024 and 2023, the Company accrued interest in the amount of $147 and $0, respectively, on this note.

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the year ended December 31, 2024 and 2023, the Company accrued interest in the amount of $2,585 and $0, respectively, on this note.

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party. The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the year ended December 31, 2024 and 2023, the Company accrued interest in the amount of $2,643 and $36, respectively, on this note.

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

During the year ended December 31, 2024, the Company received capital contributions from related parties in the amounts of $7,000.

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

8. Mezzanine Equity

Mezzanine equity, as of December 31, 2024 and 2023, consists of 1,518 shares of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. No payments have been made on the Mezzanine Equity as of December 31, 2024.

9. Stockholders’ Equity

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. At December 31, 2024 and 2023, the Company had 44,337,557 and 42,547,484 shares of common stock issued and outstanding, respectively.

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

Equity transactions during the year ended December 31, 2024:

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

On June 30, 2024, the Company cancelled 4,750,000 shares of common stock which were held by service providers. These service providers returned these shares to the Company as the services were not performed. The Company recorded the cancellation of these shares at their par value and charged the amount of $475 to additional paid-in capital.

On July 31, 2024, the Company sold 10,000 shares of common stock at a price of $0.23 per share for cash proceeds of $2,300.

On November 14, 2024, the Company sold 100,000 shares of common stock at a price of $0.05 per share for cash proceeds of $5,000.

On December 27, 2024, the Company sold 8,333 shares of common stock at a price of $0.12 per share for cash proceeds of $1,000.

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

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	December 31, 2024	December 31, 2023
Net operating loss carryforwards	$1,715,000	$415,000
	1,715,000	415,000
Valuation allowance	(1,715,000)	(415,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2023 and 2022, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for the Company for the years ended December 31, 2024 and 2023 due to the losses incurred during the periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
U. S. federal statutory tax rate	(21.0)%	(21.0)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

At December 31, 2024 and 2023, the Company has available net operating loss carryforwards for U.S. federal corporate income tax purposes of approximately $1,715,000 and $415,000, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2041.

11. Segment Information

The Company operates in one reportable segment: CBD hemp products for retail. Through its majority owned subsidiary, Atlanta CBD, the Company offers a variety of CBD wellness products for sale directly to customers via its website. The Company has determined that it operates in one reportable segment, because the chief operating decision maker (“CODM”) reviews financial information for our entire consolidated operations when making decisions related to assessing operating performance.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The Company’s CODM includes the chief executive officer and chief financial officer. The CODM assesses performance for the single segment based on gross profit, net income (loss) and significant expenses, as shown below. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The Company’s CODM decides how to allocate resources based on gross profit, net income (loss) and significant expenses, comparing budgeted amounts to actual expenses. Gross profit is used to determine the most profitable products, and which products the company will make available for sale to customers. Significant expenses and net loss are used to determine resource allocation for maintaining operations and fostering progress.

	Year Ended
	December 31,
	2024	2023

Revenue, net of discounts	$700	$53,130
Cost of revenue	4,275	26,976
Gross profit	(3,575)	26,154

Operating expenses:
Professional fees	123,917	89,396
Payroll and related costs	84,165	22,911
Rent expense	-	53,637
Office related expenses	4,813	16,878
Consulting services	5,950	14,441
Share-based compensation	1,042,034	-
Bank fees	1,541	4,347
Taxes	75	5,306
Advertising and marketing	40	1,139
Depreciation	-	3,822
Other	469	4,177
Total operating expenses	1,263,004	216,054

Other income (expense)
Gain on settlement	-	18,968
Interest expense	(6,427)	(1,654)
Total other income (expense)	(6,427)	17,314

Net loss	$(1,273,006)	$(172,586)

Reconciliation of loss
Adjustments and reconciling items	-	-
Net loss	$(1,273,006)	$(172,586)

Other segment disclosures:
Segment assets	$1,876	$43,693

12. Commitments and Contingencies

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

During the year ended December 31, 2024, the Company made payments of $5,500 on the rental settlement. As of December 31, 2024 and 2023, the amount due under the settlement payable was $9,501 and $15,001, respectively.

13. Subsequent Events

On January 23, 2025, the Company paid in full the short-term loan due to its Chief Financial Officer. The loan was repaid within the 90-day term, and no interest was accrued.

In January 2025, the Company sold 642,857 shares of common stock at a price of $0.14 per share for cash proceeds of $90,000.

On February 4, 2025, the Company issued 2,000,000 shares of common stock with a fair value of $280,000 to its Chief Executive Officer as compensation for ongoing services.

On February 4, 2025, the Company issued 2,000,000 shares of common stock with a fair value of $280,000 to its Chief Financial Officer as compensation for ongoing services.

On February 4, 2025, the Company issued 1,000,000 shares of common stock with a fair value of $140,000 to its Corporate Secretary as compensation for ongoing services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2024 for the same reasons that our internal control over financial reporting was not effective.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Ms. Floretta Gogo, our Chief Executive Officer, and Mr. Xavier Carter, our Chief Financial Officer, have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Annual Report on Form 10-K and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position	Director Since
Floretta Gogo	60	Chief Executive Officer, Director	2021
Xavier Carter	63	Chief Financial Officer, Director	2021
Jamie Brown	42	Chief Operating Officer, Director	2021
Valarie Grant	36	Corporate Secretary
Jordan Balencic, D.O.	38	Director	2024

Floretta Gogo

Floretta Gogo, 60 years of age, has been the Chief Executive Officer of The Cannaisseur Group since its inception in December 2020. From 2018 to 2020 she was the Chief Executive Officer of Atlanta CBD, LLC. From 2013 to 2017 Ms. Gogo worked for Allnex USA, Inc. as a Corporate Tax and Finance Accountant. Her duties ranged from tax planning and compliance with federal, local, payroll and other applicable taxes to registering and maintaining all federal and state business licensing and annual reporting. With over 35 years of financial and managerial experience, Ms. Gogo currently serves as Chairman and CEO to the Cannaisseur Group providing the Company with strategic financial planning direction.

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

Xavier Carter

Xavier Carter, 63 years of age, has been the Chief Operations Officer of The Cannaisseur Group since its inception in December 2020 and its Interim Chief Financial Officer since April 24, 2023. Mr. Carter graduated from the Atlanta College of Arts (now Savanah College of Arts) in 1992 with a major in Video and Computer graphics. From 1977 – 1986, he acquired a wealth of knowledge working in the food and beverage and shipping industries. In 1995, Mr. Carter established IEC Enterprises, a video and graphics support company that focuses on tradeshows and has been self-employed until he began working for the Company in December 2020. He has worked with many Fortune 500 companies presenting ideas and concepts ranging from customer care to product marketing. Major clients include PRG and Fuse Technologies. With over thirty years of customer service and management experience Carter understands the importance of customer service and superior products.

Jamie Brown

Jamie Brown, 42 years of age, currently serves as a board member of The Cannaisseur Group. Mr. Brown graduated with a Bachelor’s Degree in Business Marketing from North Carolina A&T in 2002. Mr. Brown worked at the Harlem Medical Hospital in New York City from 2005 – 2018 where he held various executive and management positions overseeing specialty fields such as Neurology, Oncology, Lupus, Renal, Gastroenterology, and Endocrinology. His close interactions with chiefs of specialty services and patient advocating for the patient population has been the driving force behind his passion to do clinical research and creating a more holistic approach to pain management and disease prevention.

Mr. Brown’s family history of cancer and diabetes led him towards his calling in the healthcare industry and continues his focus towards creating more effective ways to help other families who are suffering from life impacting illnesses. In his spare time, he enjoys working with non-profits and educating the younger generations on the importance of living a healthier lifestyle.

Valarie Grant

Valarie Grant, 36 years of age, has been the Corporate Secretary for The Cannaisseur Group since its inception in December 2020. She earned her degree in Business Management and a certificate in Business Technology, specializing in Office Administration from Houston Community College in 2019. Ms. Grant is equipped with over 10 years of administrative, financial, business support, and management experience reporting to senior management executives. From 2009 to 2011, she worked for M Green, Inc., and managed the office administration and customer service for the company’s three (3) Houston locations. From 2011 to 2012 Ms. Grant began working with iVoice Ideas, Inc. where she provided general administrative, and record-keeping support for the CEO and executive team and supported the company’s public filings of legal and accounting documents for the Securities and Exchange Commission. In addition, she assisted in writing, planning, and coordinating press releases and website tracking.

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

Jordan Balencic, D.O.

Dr. Jordan Balencic, age 38, is a physician entrepreneur with a passion for merging his clinical and business knowledge to improve human health. With over a decade of entrepreneurial experience in health and wellness, he excels in product commercialization, R&D, business development, capital raising, and corporate governance.

Dr. Balencic has served as the Service Chief of a VA Community Clinic (VACC) and Medical Director for Home Based Primary Care (HBPC) at the U.S. Department of Veterans Affairs since October 2016. Since August 2017, he has been CEO of BrainPower Capital, Inc., Lancaster, PA a health and wellness commercialization consultancy that has provided strategic guidance to several startups and public microcap companies since 2017 Since August 2019, he has been CEO / Co-Founder of ERApeutics, LLC d/b/a EVERMIND, Lancaster, PA, a physician-led organization dedicated to commercializing evidence-based, functional food and beverage products for cognitive health.

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

For the fiscal year ending December 31, 2024, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2024, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2024.

Code of Ethics

As of December 31, 2024, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities for the periods set forth below.

Summary Compensation Table

Name and Principal Position	Year	Bonus	Stock Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Floretta Gogo,	2024	-	-	-	-	$100	$100
Chief Executive Officer	2023	-	-	-	-	$2,083	$2,083

Xavier Carter,	2024					$-	$-
Chief Financial Officer	2023	-	-	-	-	$8,147	$8,147

Valarie Grant,	2024					$6,850	$6,850
Corporate Secretary	2023					$-	$-

Employment Agreements

The Company has employment agreements with Floretta Gogo, CEO, Xavier Carter, CFO, and Valarie Grant, Corporate Secretary. The Company does not have any agreements with any other officers or directors, all of whom have performed services on our behalf for no compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 25, 2025 with respect to the beneficial ownership of our common stock by the following: (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Officers and Directors
Floretta Gogo – CEO, Director	10,050,000	20.11%
Xavier Carter – CFO, Director	10,100,000	20.21%
Jamie Brown – COO, Director	1,008,333	2.02%
Valarie Grant – Corporate Secretary	2,500,000	5.00%
Jordan Balencic – Director	1,000,000	2.00%
Harold Woolfolk – Former Director (4)	1,000,000	2.00%
Total Officers and Directors (6 individuals)	25,658,333	51.34%

Greater than 5% Share Shareholders
Real Estate Investment Holdings, LLC (2) 85 Conifer Circle, Augusta, GA 30909	8,152,265	9.60%
Ridolfo Brown 14519 Running Arabian Lane, Houston, TX 77044	3,419,885	6.84%
The National Legacy Foundation (3) 85 Conifer Circle, Augusta, GA 30909	2,666,667	5.11%
The Cheeks Agency 85 Conifer Circle, Augusta, GA 30909	2,552,265	5.34%

(1)	All officer and director addresses are c/o the Company at 650 Ponce De Leon Ave., Suite 300 #2334, Atlanta, GA 30308.

(2)	Real Estate Investment Holdings, LLC beneficially owns 800,000 of these shares indirectly through Eddie R. Cheeks, M.D., P.C., and 2,552,265 through the Cheeks Agency, Inc., each with whom it shares investment control.

(3)	Consists of 2,666,667 shares underlying a note payable convertible at $0.015 per share.

(4)	Mr. Woolfork resigned his position as Director in December 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Mr. Jordan Balencic would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accountant Fees and Services

M&K CPAs, PLLC (PCAOB ID: 2738) served as our independent auditors for the fiscal years ended December 31, 2024 and 2023.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2024	2023
Audit fees	$19,000	$12,000
Tax fees		-
Review fees	14,100	14,500
Total fees paid or accrued to our principal accountant	$33,100	$26,500

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in Item 8 commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.5*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5**	Convertible Promissory Note – The Legacy Foundation
10.6***	Convertible Promissory Note – Ridolfo R. Brown
10.7****	Convertible Promissory Note – Ridolfo R. Brown
10.8	Convertible Promissory Note – Ridolfo R. Brown	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, (v) the Notes to the Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

**** Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2024, filed with the Securities and Exchange Commission on November 19, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: March 21, 2025	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xavier Carter	Chief Financial Officer/Director	March 21, 2025
Xavier Carter	(Principal Financial Officer)

/s/ Valarie Grant	Corporate Secretary	March 21, 2025
Valarie Grant

/s/ Jamie Brown	Director	March 21, 2025
Jamie Brown

/s/ Jordan Balencic	Director	March 21, 2025
Jordan Balencic