Form 10-Q
period 2025-06-30
Cannaisseur Group Inc.
filed 2025-09-09
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of September 2, 2025:
Common Stock, par value $0.0001	60,449,846

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$2,558	$563
Accounts receivable	-	285
Inventory	582	1,028
Total current assets	3,140	1,876

TOTAL ASSETS	$3,140	$1,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	310,029	169,807
Settlement payable	9,501	9,501
Short-term loan payable - related party	-	1,500
Notes payable, current portion	7,026	6,697
Convertible notes payable - related party, current portion	80,000	40,000
Dividends payable	1,608	1,608
Total current liabilities	408,164	229,113

Long term notes payable, non current portion	25,134	25,463
Convertible notes payable - related party, non current portion	-	51,000
Total long term liabilities	25,134	76,463

TOTAL LIABILITIES	433,298	305,576

Mezzanine Equity	37,875	37,875

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 49,756,779 and 44,337,557 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,975	4,433
Additional paid in capital	2,277,816	1,476,904
Accumulated deficit	(2,642,291)	(1,714,976)
Minority interest	(108,533)	(107,936)

Total Stockholders’ Deficit	(468,033)	(341,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,140	$1,876

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue, net of discounts	-	-	-	415
Cost of revenue	282	485	446	2,494
Gross profit	(282)	(485)	(446)	(2,079)

Operating Expenses
Selling, general and administrative expenses	77,207	1,069,581	924,115	1,153,777
Total operating expenses	77,207	1,069,581	924,115	1,153,777

Operating loss	(77,489)	(1,070,066)	(924,561)	(1,155,856)

Other expense
Interest expense	(1,640)	(1,560)	(3,351)	(3,100)
Total other expense	(1,640)	(1,560)	(3,351)	(3,100)

Net loss before taxes	(79,129)	(1,071,626)	(927,912)	(1,158,956)
Income tax benefit	-	-	-	-

Net loss	$(79,129)	$(1,071,626)	$(927,912)	$(1,158,956)

Net loss attributable to minority interest	(397)	(362)	(597)	(2,284)

Net loss attributable to TCGI	$(78,732)	$(1,071,264)	$(927,315)	$(1,156,672)

Weighted average of common shares outstanding
Basic	49,911,603	44,947,246	48,900,830	43,747,365
Diluted	49,911,603	44,947,246	48,900,830	43,747,365

Net loss per common share
Basic	$(0.00)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid in	Accumulated Minority	Accumulated	Total Stockholders’	Mezzanine
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity	Equity
Balance, December 31, 2023	42,547,484	4,254	-	-	414,783	(104,368)	(445,538)	(130,869)	37,875

Shares issued for compensation	-	-	2,000,000	200	29,800	-	-	30,000	-
Capital contribution	-	-	-	-	1,000	-	-	1,000	-
Net loss	-	-	-	-	-	(1,922)	(85,408)	(87,330)	-
Balance, March 31, 2024	42,547,484	4,254	2,000,000	200	445,583	(106,290)	(530,946)	(187,199)	37,875

Shares issued for compensation	3,500,000	350	(2,000,000)	(200)	344,850	-	-	345,000	-
Shares issued for services	2,900,000	290	-	-	666,710	-	-	667,000	-
Shares issued for cash	21,740	2	-	-	4,998	-	-	5,000	-
Cancellation of shares	(4,750,000)	(475)	-	-	475	-	-	-	-
Capital contribution	-	-	-	-	4,000	-	-	4,000	-
Net loss	-	-	-	-	-	(362)	(1,071,264)	(1,071,626)	-
Balance, June 30, 2024	44,219,224	4,421	-	-	1,466,616	(106,652)	(1,602,210)	(237,825)	37,875

Shares issued for compensation	3,500,000	350	-	-	374,650	-	-	375,000	-
Shares issued for services	2,900,000	290	-	-	666,710	-	-	667,000	-
Shares issued for cash	140,073	14	-	-	13,286	-	-	13,300	-
Cancellation of shares	(4,750,000)	(475)	-	-	475	-	-	-	-
Capital contribution	-	-	-	-	7,000	-	-	7,000	-
Net loss	-	-	-	-	-	(3,568)	(1,269,438)	(1,273,006)	-
Balance, December 31, 2024	44,337,557	4,433	-	-	1,476,904	(107,936)	(1,714,976)	(341,575)	37,875

Shares issued for compensation	5,000,000	500		-	699,500	-	-	700,000	-
Shares issued for cash	642,857	64	-	-	89,936	-	-	90,000	-
Net loss	-	-	-	-	-	(200)	(848,583)	(848,783)	-
Balance, March 31, 2025	49,980,414	4,997	-	-	2,266,340	(108,136)	(2,563,559)	(400,358)	37,875

Shares issued for conversion of notes payable – related party	76,365	8	-	-	10,683	-	-	10,691	-
Gain on conversion of related party debt	-	-	-	-	763	-	-	763
Cancellation of shares	(300,000)	(30)	-	-	30	-	-	-
Net loss	-	-	-	-	-	(397)	(78,732)	(79,129)	-
Balance, June 30, 2025	49,756,779	4,975	-	-	2,277,816	(108,533)	(2,642,291)	(468,033)	37,875

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(927,912)	$(1,158,956)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	700,000	1,042,000
Changes in operating assets and liabilities:
Accounts receivable	285	-
Inventory	446	2,494
Accounts payable and accrued expenses	140,676	33,043
Settlement payable	-	(5,500)
Net Cash Used in Operating Activities	(86,505)	(86,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	90,000	5,000
Contributed capital - related party	-	5,000
Proceeds from convertible notes payable - related party	-	40,000
Repayments of short-term loan - related party	(1,500)	-
Net Cash Provided by Financing Activities	88,500	50,000

Net increase (decrease) in cash and cash equivalents	1,995	(36,919)
Cash and cash equivalents, beginning of period	563	38,390
Cash and cash equivalents, end of period	$2,558	$1,471

Supplemental cash flow information
Cash paid for interest	$938	$200
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of convertible notes payable	$11,454	$-

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2025 and 2024

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company has a cumulative net loss since inception of $2,642,291, a working capital deficit of $405,024, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at June 30, 2025 or December 31, 2024.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of June 30, 2025 and December 31, 2024 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2025 and December 31, 2024, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding stock options.

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

As of June 30, 2025 and December 31, 2024, the following shares were issuable and excluded from the calculation of diluted loss:

	June 30, 2025	December 31, 2024
Convertible Notes Payable	3,265,792	3,284,436

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

3. Short-term Loan Payable - Related Party

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. The loan was paid in full on January 23, 2025. As of June 30, 2025 and December 31, 2024, the amount due under the short-term loan was $0 and $1,500, respectively.

4. Convertible Notes Payable - Related Party

	June 30, 2025	December 31, 2024
Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 3”). The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $44 and $124, respectively, on this note.

During the three months ended June 30, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $5,000 and $162, respectively, due under the Brown Note 3 at a price of $0.15 per share into 34,415 shares of common stock.  The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $344 in additional paid-in capital.
	$-	$5,000

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 2”). The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $49 and $145, respectively, on this note.

During the three months ended June 30, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $6,000 and $292, respectively, due under the Brown Note 2 at a price of $0.15 per share into 41,950 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $419 in additional paid-in capital.	-	6,000

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note”). The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $641 and $627, respectively, on this note. During the three and six months ended June 30, 2024, the Company accrued interest in the amount of $648 and $1,275, respectively, on this note.	40,000	40,000

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $650 and $657, respectively, on this note. During the three and six months ended June 30, 2024, the Company accrued interest in the amount of $693 and $1,350, respectively, on this note.	40,000	40,000

Total	$80,000	$91,000
Convertible notes payable – related party, current portion	$80,000	$40,000
Convertible notes payable – related party, noncurrent portion	$-	$51,000

5. Notes Payable

	June 30, 2025	December 31, 2024
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the three and six months ended June 30, 2025, the Company made repayments of $0. During the three and six months ended June 30, 2024, the Company made repayments of $0.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,370 has been accrued as of June 30, 2025. During the three and six months ended June 30, 2025, the Company made interest payments in the amount of $402 and $938, respectively. During the three and six months ended June 30, 2024, the Company made interest payments in the amount of $0 and $200, respectively.	27,300	27,300

Total	$32,160	$32,160
Notes payable, current portion	$7,026	$6,697
Notes payable, noncurrent portion	$25,134	$25,463

Aggregate maturities of convertible notes payable – related parties and notes payable as of June 30, 2025 are as follows:

For the twelve months ended June 30,

2026	$87,026
2027	677
2028	703
2029	730
2030	758
Thereafter	22,266
Total	$112,160

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

During the three and six months ended June 30, 2025, the Company made payments of $0 on the rental settlement. During the three and six months ended June 30, 2024, the Company made payments of $2,500 and $5,500, respectively, on the rental settlement. As of June 30, 2025 and December 31, 2024, the amount due under the settlement payable was $9,501.

7. Related Party Transactions

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. The loan was paid in full on January 23, 2025. As of June 30, 2025, the amount due under the short-term loan was $0.

Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $44 and $124, respectively, on this note.

During the three months ended June 30, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $5,000 and $162, respectively, due under the Brown Note 3 at a price of $0.15 per share into 34,415 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $344 in additional paid-in capital.

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $49 and $145, respectively, on this note.

During the three months ended June 30, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $6,000 and $292, respectively, due under the Brown Note 2 at a price of $0.15 per share into 41,950 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $419 in additional paid-in capital.

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $648 and $1,289, respectively, on this note. During the three and six months ended June 30, 2024, the Company accrued interest in the amount of $648 and $1,275, respectively, on this note.

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party. The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $657 and $1,307, respectively, on this note. During the three and six months ended June 30, 2024, the Company accrued interest in the amount of $693 and $1,350, respectively, on this note.

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

During the three and six months ended June 30, 2025, the Company received capital contributions from related parties in the amounts of $0 and $1,000, respectively. During the three and six months ended June 30, 2024, the Company received capital contributions from related parties in the amounts of $4,000 and $5,000, respectively.

8. Mezzanine Equity

Mezzanine equity, as of June 30, 2025 and December 31, 2024, consists of 1,518 shares of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. No payments have been made on the Mezzanine Equity as of June 30, 2025.

9. Stockholders’ Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share. At June 30, 2025 and December 31, 2024, the Company had 49,756,779 and 44,337,557 shares of common stock, respectively, issued and outstanding.

Equity transactions during the six months ended June 30, 2025:

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

One June 2, 2025, the Company issued 76,365 shares of common stock, with a fair value of $10,691, for the conversion of principal and accrued interest on notes payable in the amount of $11,454. The Company recognized a gain on conversion of debt in the amount of $763 in additional paid-in capital.

One June 2, 2025, the Company cancelled 300,000 shares of common stock held by a former director, who returned the shares to the Company upon his resignation from the Board of Directors. The Company recorded the cancellation of these shares at their par value and charged the amount of $30 to additional paid-in capital.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue, net of discounts	-	-	-	415
Cost of revenue	282	485	446	2,494
Gross profit	(282)	(485)	(446)	(2,079)

Operating expenses:
Professional fees	13,110	55,287	75,228	98,954
Payroll and related costs	61,476	184	142,806	5,946
Office related expenses	880	246	1,747	3,023
SEC filing related fees	859	1,525	3,220	3,100
Share-based compensation	-	1,012,000	700,000	1,042,000
Bank fees	145	205	284	386
Taxes	-	-	-	75
Advertising & marketing	-	-	-	40
Bad debt	285	-	285	-
Other	452	134	545	253
Total operating expenses	77,207	1,069,581	924,115	1,153,777

Other expense
Interest expense	1,640	1,560	3,351	3,100
Total other expense	1,640	1,560	3,351	3,100

Net loss	(79,129)	(1,071,626)	(927,912)	(1,158,956)

Reconciliation of loss
Adjustments and reconciling items	-	-	-	-
Net loss	(79,129)	(1,071,626)	(927,912)	(1,158,956)

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

During the three and six months ended June 30, 2025, the Company made payments of $0 on the rental settlement. During the three and six months ended June 30, 2024, the Company made payments of $2,500 and $5,500, respectively, on the rental settlement. As of June 30, 2025 and December 31, 2024, the amount due under the settlement payable was $9,501.

12. Subsequent Events

On July 14, 2025, the Company issued 1,645,444 shares of common stock for the conversion of accrued salaries.

On July 25, 2025, the Company issued 4,000,000 shares of common stock as compensation for the Board of Directors.

On July 31, 2025, the Company issued 3,910,123 shares of common stock for the conversion of convertible notes payable.

On August 14, 2025, the Company issued 757,500 shares of common stock for the conversion of investments made in Atlanta CBD.

On August 17, 2025, the Company issued 380,000 shares of common stock for the conversion of accounts payable.

On August 28, 2025, the Company announced the closing of an asset purchase agreement with Sense Technologies, Inc. and Richard Bell. Pursuant to this agreement, the Company acquired (i) real estate, equipment, and IP supporting soy processing, human nutrition, and agricultural manufacturing; (ii) Radar, camera, and vehicle-based sensor systems applicable to agricultural, industrial, and automotive settings; and (iii) IP portfolios, manufacturing systems, and related goodwill. Consideration for the acquired assets consists primarily of (i) $965,000 in cash or a one-year term note at an interest rate of 10%; an aggregate of 18,017,500 shares of a new issue of Series A convertible preferred stock; and the assumption of $500,000 of existing debt.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Revenue

Revenue was $0 for the three months ended June 30, 2025 and 2024. The lack of revenue was due to a decline in retail sales driven by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $282 for the three months ended June 30, 2025, compared to $485 during the three months ended June 30, 2024, a decrease of $203, or 41.9%. The decrease was driven primarily by reduced write off of obsolete inventories in the current period.

The Company reported negative gross profit for the three months ended June 30, 2025 and 2024. The negative profit margins were the result of reduced sales, due to the closing of the Company’s retail store, and increases in write-offs of obsolete inventory. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $77,207 for the three months ended June 30, 2025, compared to $1,069,581 during the three months ended June 30, 2024, an decrease of $992,374, or 92.8%. The decrease was driven primarily by a decreases in share-based compensation expense.

Other Expense, Net

Other expense, net was $1,640 during the three months ended June 30, 2025, compared to $1,560 during the three months ended June 30, 2024, an increase of $80, or 5.1%. The increase was the result of an increase in interest expense during the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Revenue

Revenue was $0 for the six months ended June 30, 2025, compared to $415 for the six months ended June 30, 2024, a decrease of $415, or 100%. The decrease in revenue was due to a decline in retail sales driven by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $446 for the six months ended June 30, 2025, compared to $2,494 during the six months ended June 30, 2024, a decrease of $1,633, or 78.5%. The decrease was driven primarily by reduced sales in the current period.

The Company reported negative gross profit for the six months ended June 30, 2025 and 2024. The negative profit margins were the result of reduced sales, due to the closing of the Company’s retail store, and increases in write-offs of obsolete inventory. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $924,115 for the six months ended June 30, 2025, compared to $1,153,777 during the three months ended June 30, 2024, an increase of $229,662, or 19.9%. The decrease was driven primarily by a decreases in share-based compensation expense.

Other Expense, Net

Other expense, net was $3,351 during the six months ended June 30, 2025, compared to $3,100 during the six months ended June 30, 2024, an increase of $251, or 8.1%. The increase was the result of an increase in interest expense during the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $3,140 in total assets, including cash of $2,558, as compared to $1,876 in total assets, including cash of $563, as of December 31, 2024. The increase in assets is attributable to an increase in cash from the sale of common stock.

As of June 30, 2025, the Company had total liabilities of $433,298 consisting of accounts payable and accrued expenses of $310,029, rent settlement payable of $9,501, notes payable - current of $87,026, dividends payable of $1,608, and long-term notes payable of $25,134. As of December 31, 2024, we had total liabilities of $305,576, consisting of accounts payable and accrued expenses of $169,807, settlement payable of $9,501, notes payable - current of $46,697, dividends payable of $1,608, and long-term notes payable of $76,463. The increase in liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows from Operating Activities

For the six months ended June 30, 2025, cash used in operating activities of $86,505 resulted from a net loss of $927,912, adjustments for share-based compensation of $700,000, and a net increase of $141,407 in the components of working capital. The change in the components of working capital was primarily due to an increase in accounts payable and accrued expenses and a decrease in inventory.

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

For the six months ended June 30, 2025, cash provided by financing activities was $88,500 consisting of $90,000 in proceeds from the sale of common stock, off set by repayments of a short-term loan - related party in the amount of $1,500.

For the six months ended June 30, 2024, cash provided by financing activities was $50,000 consisting of $40,000 in proceeds from convertible notes payable, $5,000 in proceeds from the sale of common stock, and contributed capital by related parties of $5,500.

Non-cash Financing Activities

During the six months ended June 30, 2025, the Company issued 76,365 shares of common stock, with a fair value of $10,691, for the conversion of principal and accrued interest on notes payable in the amount of $11,454.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended June 30, 2025, the Company had a net loss of $927,912, net cash used in operating activities of $86,505, negative working capital of $405,024, an accumulated deficit of $2,642,291 and stockholders’ deficit of $468,033. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.4*****	Amendment to Articles of Incorporation
3.5*	Bylaws
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5**	Convertible Promissory Note – The Legacy Foundation
10.6***	Convertible Promissory Note – Ridolfo R. Brown
10.7****	Convertible Promissory Note – Ridolfo R. Brown
10.8	Notice of Conversion – Brown Note 2	X
10.9	Notice of Conversion – Brown Note 3	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.
**	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 15, 2024.
***	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on May 15, 2024.
****	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 21, 2025.
*****	Incorporated by reference from the Company’s Form POS AM, filed with the Securities and Exchange Commission on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: September 9, 2025	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: September 9, 2025	By:	/s/ Xavier Carter
Xavier Carter, Chief Financial Officer (Principal Financial Officer)