Form 10-Q
period 2025-09-30
Cannaisseur Group Inc.
filed 2025-11-18
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of November 11, 2025:
Common Stock, par value $0.0001	60,459,890

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$143	$563
Accounts receivable	—	285
Inventory	310	1,028
Total current assets	453	1,876

TOTAL ASSETS	$453	$1,876

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	110,592	169,807
Settlement payable	9,501	9,501
Short-term loan payable - related party	—	1,500
Notes payable, current portion	7,193	6,697
Convertible notes payable - related party, current portion	—	40,000
Dividends payable	1,608	1,608
Total current liabilities	128,894	229,113

Long term notes payable, non current portion	24,967	25,463
Convertible notes payable - related party, non current portion	—	51,000
Total long term liabilities	24,967	76,463

TOTAL LIABILITIES	153,861	305,576

Mezzanine Equity	—	37,875

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 60,459,890 and 44,337,557 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6,046	4,433
Additional paid in capital	3,370,194	1,476,904
Accumulated deficit	(3,387,458)	(1,714,976)
Minority interest	(142,190)	(107,936)

Total Stockholders' Deficit	(153,408)	(341,575)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$453	$1,876

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue, net of discounts	$—	$285	$—	$700
Cost of revenue	272	668	718	3,162
Gross profit	(272)	(383)	(718)	(2,462)

Operating Expenses
Selling, general and administrative expenses	690,209	20,953	1,614,324	1,174,730
Total operating expenses	690,209	20,953	1,614,324	1,174,730

Operating loss	(690,481)	(21,336)	(1,615,042)	(1,177,192)

Other income (expense)
Gain on settlement of accounts payable	3,800	—	3,800	—
Loss on conversion of related party debt	(23,282)	—	(23,282)	—
Loss on settlement of mezzanine equity	(68,175)	—	(68,175)	—
Interest expense	(686)	(1,626)	(4,037)	(4,726)
Total other income (expense)	(88,343)	(1,626)	(91,694)	(4,726)

Net loss before taxes	(778,824)	(22,962)	(1,706,736)	(1,181,918)
Income tax benefit	—	—	—	—

Net loss	$(778,824)	$(22,962)	$(1,706,736)	$(1,181,918)

Less: Net loss attributable to minority interest	(33,657)	(629)	(34,254)	(2,913)

Net loss attributable to TCGI	$(745,167)	$(22,333)	$(1,672,482)	$(1,179,005)

Weighted average of common shares outstanding
Basic	57,182,671	44,225,854	51,691,780	43,655,376
Diluted	57,182,671	44,225,854	51,691,780	43,655,376

Net loss per common share
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

			Common Stock To Be		Additional	Accumulated		Total
	Common Stock		Issued		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2023	42,547,484	$4,254	—	$—	$414,783	$(104,368)	$(445,538)	$(130,869)	$37,875

Shares issued for compensation	—	—	2,000,000	200	29,800	—	—	30,000	—
Capital contribution	—	—	—	—	1,000	—	—	1,000	—
Net loss	—	—	—	—	—	(1,922)	(85,408)	(87,330)	—
Balance, March 31, 2024	42,547,484	$4,254	2,000,000	$200	$445,583	$(106,290)	$(530,946)	$(187,199)	$37,875

Shares issued for compensation	3,500,000	350	(2,000,000)	(200)	344,850	—	—	345,000	—
Shares issued for services	2,900,000	290	—	—	666,710	—	—	667,000	—
Shares issued for cash	21,740	2	—	—	4,998	—	—	5,000	—
Cancellation of shares	(4,750,000)	(475)	—	—	475	—	—	—	—
Capital contribution	—	—	—	—	4,000	—	—	4,000	—
Net loss	—	—	—	—	—	(362)	(1,071,264)	(1,071,626)	—
Balance, June 30, 2024	44,219,224	$4,421	—	$—	$1,466,616	$(106,652)	$(1,602,210)	$(237,825)	$37,875

Shares issued for cash	10,000	1	—	—	2,299	—	—	2,300	—
Capital contribution	—	—	—	—	2,000	—	—	2,000	—
Net loss	—	—	—	—	—	(629)	(22,333)	(22,962)	—
Balance, September 30, 2024	44,229,224	$4,422	—	$—	$1,470,915	$(107,281)	$(1,624,543)	$(256,487)	$37,875

Balance, December 31, 2024	44,337,557	$4,433	$—	$—	$1,476,904	$(107,936)	$(1,714,976)	$(341,575)	$37,875

Shares issued for compensation	5,000,000	500		—	699,500	—	—	700,000	—
Shares issued for cash	642,857	64	—	—	89,936	—	—	90,000	—
Net loss	—	—	—	—	—	(200)	(848,583)	(848,783)	—
Balance, March 31, 2025	49,980,414	$4,997	—	$—	$2,266,340	$(108,136)	$(2,563,559)	$(400,358)	$37,875

Shares issued for conversion of notes payable - related party	76,365	8	—	—	10,683	—	—	10,691	—
Gain on conversion of related party debt	—	—	—	—	763	—	—	763	—
Cancellation of shares	(300,000)	(30)	—	—	30	—	—	—	—
Net loss	—	—	—	—	—	(397)	(78,732)	(79,129)	—
Balance, June 30, 2025	49,756,779	$4,975	—	$—	$2,277,816	$(108,533)	$(2,642,291)	$(468,033)	$37,875

Shares issued for compensation	4,235,444	424	—	—	592,538			592,962
Shares issued for conversion of notes payable - related party	3,920,167	392	—	—	87,913	—	—	88,305	—
Loss on conversion of related party debt	—	—	—	—	23,282	—	—	23,282	—
Shares issued for conversion of accrued salary - related party	1,410,000	141	—	—	197,259	—	—	197,400	—
Gain on conversion of accrued salary - related party	—	—	—	—	13,600	—	—	13,600	—
Shares issued for conversion of accounts payable	380,000	38	—	—	53,162	—	—	53,200
Shares issued for settlement of mezzanine equity	757,500	76	—	—	105,974	—	—	106,050	(37,875)
Capital contribution	—	—	—	—	18,650	—	—	18,650	—
Net loss	—	—	—	—	—	(33,657)	(745,167)	(778,824)	—
Balance, September 30, 2025	60,459,890	$6,046	—	$—	$3,370,194	$(142,190)	$(3,387,458)	$(153,408)	$—

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,706,736)	$(1,181,918)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,292,962	1,042,000
Gain on settlement of accounts payable	(3,800)	—
Loss on conversion of related party debt	23,282	—
Loss on conversion of mezzanine equity	68,175	—
Changes in operating assets and liabilities:
Accounts receivable	285	(285)
Inventory	718	3,162
Accounts payable and accrued expenses	217,544	44,383
Settlement payable	—	(5,500)
Net Cash Used in Operating Activities	(107,570)	(98,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	90,000	7,300
Contributed capital - related party	18,650	7,000
Proceeds from convertible notes payable - related party	—	46,000
Repayments of short-term loan - related party	(1,500)	—
Net Cash Provided by Financing Activities	107,150	60,300

Net increase (decrease) in cash and cash equivalents	(420)	(37,858)
Cash and cash equivalents, beginning of period	563	38,390
Cash and cash equivalents, end of period	$143	$532

Supplemental cash flow information
Cash paid for interest	$1,206	$200
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Shares issued for conversion of convertible notes payable	$99,759	$—
Shares issued for conversion of accrued salaries	$211,000	$—
Shares issued for settlement of accounts payable	$57,000	$—
Shares issued for conversion of mezzanine equity	$37,875	$—
Cancellation of shares of common stock	$—	$475

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2025 and 2024

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

Business Operations

Currently, the Company has an online presence only and no longer operates a physical retail store. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company has a cumulative net loss since inception of $3,387,458, a working capital deficit of $128,441, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company sells CBD related products in a retail location in Atlanta, Georgia and through e-commerce. Revenue is recognized based on the following model:

1.	The Company sells products via web site sales. A sale agreement exists when the customer purchases the product at the counter or via an online purchase. The price for and product to be received are known at time of purchase.

2.	The performance obligations are to provide the product for the customer at the counter or ship the product to the customer. Product is shipped on the day of sale.

3.	The price of the product is located on the label or presented on the web site and therefore is known at the time of purchase.

4.	The price of the product is properly allocated to the sole performance of providing the product.

5.	Revenue is recognized in the retail location at the point of sale where money is collected and product is in control of customer and from the web site upon settlement of the credit card transaction, which is effectively at the time of purchase.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at September 30, 2025 or December 31, 2024.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of September 30, 2025 and December 31, 2024 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2025 and December 31, 2024, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any outstanding stock options.

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

As of September 30, 2025 and December 31, 2024, the following shares were issuable and excluded from the calculation of diluted loss:

	September 30, 2025	December 31, 2024
Convertible Notes Payable	—	3,284,436

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

3. Short-term Loan Payable - Related Party

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. The loan was paid in full on January 23, 2025. As of September 30, 2025 and December 31, 2024, the amount due under the short-term loan was $0 and $1,500, respectively.

4. Convertible Notes Payable - Related Party

	September 30, 2025	December 31, 2024
Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 3”). The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $0 and $124, respectively, on this note.

On June 2, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $5,000 and $162, respectively, due under the Brown Note 3 at a price of $0.15 per share into 34,415 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $5,456 in additional paid-in capital.	$—	$5,000

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 2”). The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $0 and $145, respectively, on this note.

On June 2, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $6,000 and $292, respectively, due under the Brown Note 2 at a price of $0.15 per share into 41,950 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $6,650 in additional paid-in capital.	—	6,000

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note”). The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $221 and $1,510, respectively, on this note.

On July 15, 2025, the Company and Mr. Brown agreed to convert principal and interest in the amount of $40,000 and $4,095, respectively, due under the Brown Note at a price of $.022 per share into 1,987,732 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a loss on conversion of debt in the amount of $177,474 in additional paid-in capital.	—	40,000

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $224 and $1,531, respectively, on this note.

On July 31, 2025, the Company and the National Legacy Foundation agreed to convert principal and interest in the amount of $40,000 and $4,209, respectively, due under the Brown Note at a price of $.023 per share into 1,932,435 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $142,086 in additional paid-in capital.

	-	40,000

Total	$-	$91,000
Convertible notes payable – related party, current portion	$-	$40,000
Convertible notes payable – related party, noncurrent portion	$-	$51,000

5. Notes Payable

	September 30, 2025	December 31, 2024
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the three and nine months ended September 30, 2025, the Company made repayments of $0.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,344 has been accrued as of September 30, 2025. During the three and nine months ended September 30, 2025, the Company made interest payments in the amount of $268 and $1,206, respectively.	27,300	27,300

Total	$32,160	$32,160
Notes payable, current portion	$7,193	$6,697
Notes payable, noncurrent portion	$24,967	$25,463

Aggregate maturities of convertible notes payable – related parties and notes payable as of September 30, 2025 are as follows:

For the twelve months ended September 30,

2026	$7,193
2027	683
2028	709
2029	737
2030	765
Thereafter	22,073
Total	$32,160

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

During the three and nine months ended September 30, 2025, the Company made payments of $0 on the rental settlement. As of September 30, 2025 and December 31, 2024, the amount due under the settlement payable was $9,501.

7. Related Party Transactions

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. The loan was paid in full on January 23, 2025. As of September 30, 2025, the amount due under the short-term loan was $0.

Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $0 and $124, respectively, on this note.

On June 2, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $5,000 and $162, respectively, due under the Brown Note 3 at a price of $0.15 per share into 34,415 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $344 in additional paid-in capital.

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $0 and $145, respectively, on this note.

On June 2, 2025, the Company and Mr. Brown agreed to convert principal and accrued interest in the amount of $6,000 and $292, respectively, due under the Brown Note 2 at a price of $0.15 per share into 41,950 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $6,650 in additional paid-in capital.

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $221 and $1,510, respectively, on this note.

On July 15, 2025, the Company and Mr. Brown agreed to convert principal and interest in the amount of $40,000 and $4,095, respectively, due under the Brown Note at a price of $0.022 per share into 1,987,732 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a loss on conversion of debt in the amount of $177,474 in additional paid-in capital.

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party. The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $224 and $1,531, respectively, on this note.

On July 31, 2025, the Company and the National Legacy Foundation agreed to convert principal and interest in the amount of $40,000 and $4,209, respectively, due under the Brown Note at a price of $0.023 per share into 1,932,435 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $142,086 in additional paid-in capital.

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

On July 14, 2025, the Company issued 766,667 shares of common stock, at a conversion rate of $0.15 per share, to its Chief Executive Officer for the conversion of accrued salaries in the amount of $115,000. The Company recognized a gain on conversion in the amount of $7,667, based on a market price of $0.14 per share, in additional paid-in capital.

On July 14, 2025, the Company issued 643,333 shares of common stock, at a conversion rate of $0.15 per share, to its Chief Financial Officer for the conversion of accrued salaries in the amount of $96,000. The Company recognized a gain on conversion in the amount of $5,933, based on a market price of $0.14 per share, in additional paid-in capital.

On July 25, 2025, the Company issued 1,000,000 shares of common stock with a fair value of $140,000 to its Chief Executive Officer as compensation.

On July 25, 2025, the Company issued 1,000,000 shares of common stock with a fair value of $140,000 to its Chief Financial Officer as compensation.

On July 25, 2025, the Company issued 1,500,000 shares of common stock with a fair value of $210,000 to one of its directors as compensation.

On July 25, 2025, the Company issued 500,000 shares of common stock with a fair value of $70,000 to one of its directors as compensation.

During the three and nine months ended September 30, 2025, the Company received capital contributions from related parties in the amounts of $18,650 and $18,650, respectively.

8. Mezzanine Equity

Mezzanine equity, as of September 30, 2025 and December 31, 2024, consists of 0 and 1,518 shares, respectively, of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. On August 14, 2025, each of the Investors elected to convert their investment at a price of $0.05 per shares. The Company issued 757,500 shares of common stock and recognized a loss on conversion of the mezzanine equity in the amount of $68,175. See Note 9.

9. Stockholders’ Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share. At September 30, 2025 and December 31, 2024, the Company had 60,459,890 and 44,337,557 shares of common stock, respectively, issued and outstanding.

Equity transactions during the nine months ended September 30, 2025:

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

On June 2, 2025, the Company issued 76,365 shares of common stock, with a fair value of $10,691, for the conversion of principal and accrued interest on notes payable in the amount of $11,454. The Company recognized a gain on conversion of debt in the amount of $12,106 in additional paid-in capital.

On June 2, 2025, the Company cancelled 300,000 shares of common stock held by a former director, who returned the shares to the Company upon his resignation from the Board of Directors. The Company recorded the cancellation of these shares at their par value and charged the amount of $30 to additional paid-in capital.

On July 14, 2025, the Company issued 766,667 shares of common stock, at a conversion rate of $0.15 per share, to its Chief Executive Officer for the conversion of accrued salaries in the amount of $115,000. The Company recognized a gain on conversion in the amount of $7,667, based on a market price of $0.14 per share, in additional paid-in capital.

On July 14, 2025, the Company issued 643,333 shares of common stock, at a conversion rate of $0.15 per share, to its Chief Financial Officer for the conversion of accrued salaries in the amount of $96,000. The Company recognized a gain on conversion in the amount of $5,933, based on a market price of $0.14 per share, in additional paid-in capital.

On July 15, 2025, the Company issued 1,987,732 shares of common stock, with a fair value of $278,282, for the conversion of principal and accrued interest on notes payable in the amount of $44,095. The Company recognized a loss on conversion of debt in the amount of $177,474 in additional paid-in capital.

On July 25, 2025, the Company issued 1,000,000 shares of common stock, with a fair value of $140,000, to its Chief Executive Officer as compensation.

On July 25, 2025, the Company issued 1,000,000 shares of common stock, with a fair value of $140,000, to its Chief Financial Officer as compensation.

On July 25, 2025, the Company issued 1,500,000 shares of common stock, with a fair value of $210,000, to one of its directors as compensation.

On July 25, 2025, the Company issued 500,000 shares of common stock, with a fair value of $70,000, to one of its directors as compensation.

On July 31, 2025, the Company issued 235,444 shares of common stock, with a fair value of $32,962, to its former corporate secretary as compensation.

On July 31, 2025, the Company issued 1,932,435 shares of common stock, with a fair value of $270,541, for the conversion of principal and accrued interest on notes payable in the amount of $44,209. The Company recognized a gain on conversion of debt in the amount of $142,086 in additional paid-in capital.

On August 14, 2025, the Company issued 757,500 shares of common stock for the conversion of investments made in Atlanta CBD. An aggregate of six investors converted a total of $37,875 in investments at a conversion price of $0.05. The fair value of the shares issued was $106,050, and the Company recognized a loss on conversion in the amount of $68,175. See Note 8.

On August 17, 2025, the Company issued 380,000 shares of common stock, with a fair value of $53,200, for the settlement of accounts payable in the amount of $57,000. The Company recorded a gain on settlement of accounts payable in the amount of $3,800.

During the nine months ended September 30, 2025, the Company received capital contributions from related parties in the amounts of $18,650.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue, net of discounts	—	285	—	700
Cost of revenue	272	668	718	3,162
Gross profit	(272)	(383)	(718)	(2,462)

Operating expenses:
Professional fees	34,866	16,699	110,094	115,653
Payroll and related costs	57,568	657	200,374	6,603
Office related expenses	1,019	908	2,766	3,931
SEC filing related fees	3,100	1,625	6,320	4,725
Share-based compensation	592,962	—	1,292,962	1,042,000
Bank fees	372	840	656	1,226
Taxes	—	—	—	75
Advertising & marketing	—	—	—	40
Bad debt	—	—	285	—
Other	322	224	867	477
Total operating expenses	690,209	20,953	1,614,324	1,174,730

Other income (expense)
Gain on settlement of accounts payable	3,800	—	3,800	—
Loss on conversion of related party debt	(23,282)	—	(23,282)	—
Loss on settlement of mezzanine equity	(68,175)	—	(68,175)	—
Interest expense	(686)	(1,626)	(4,037)	(4,726)
Total other income (expense)	(88,343)	(1,626)	(91,694)	(4,726)

Net loss	(778,824)	(22,962)	(1,706,736)	(1,181,918)

Reconciliation of loss
Adjustments and reconciling items	—	—	—	—
Net loss	(778,824)	(22,962)	(1,706,736)	(1,181,918)

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

During the three and nine months ended September 30, 2025, the Company made payments of $0 on the rental settlement. During the three and nine months ended September 30, 2024, the Company made payments of $0 and $5,500, respectively, on the rental settlement. As of September 30, 2025 and December 31, 2024, the amount due under the settlement payable was $9,501.

12. Subsequent Events

On August 28, 2025, the Company entered into an asset purchase agreement (the “Sense Acquisition Agreement”) with Sense Technologies, Inc. and Richard Bell. Pursuant to the Sense Acquisition Agreement, the Company will acquire (i) real estate, equipment, and IP supporting soy processing, human nutrition, and agricultural manufacturing; (ii) Radar, camera, and vehicle-based sensor systems applicable to agricultural, industrial, and automotive settings; and (iii) IP portfolios, manufacturing systems, and related goodwill. Consideration for the acquired assets consists primarily of (i) $965,000 in cash or a one-year term note at an interest rate of 10%; 18,017,500 shares of a new issue of Series A convertible preferred stock; 3,400,000 shares of a new issue of Series B convertible stock; the assumption of $500,000 of existing debt; and common stock equal to 93.5% of shares outstanding, on a fully diluted basis. As of the date of this filing, the Sense Acquisition Agreement transaction has not yet closed.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

Revenue

Revenue was $0 for the three months ended September 30, 2025, compared to $285 for the three months ended September 30, 2024, a decrease of $285, or 100%. The decrease in revenue was due to a decline in retail sales driven by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $272 for the three months ended September 30, 2025, compared to $668 during the three months ended September 30, 2024, a decrease of $396, or 59.3%. The decrease was driven primarily by reduced write off of obsolete inventories in the current period.

The Company reported negative gross profit for the three months ended September 30, 2025 and 2024. The negative profit margins were the result of reduced sales, due to the closing of the Company’s retail store, and increases in write-offs of obsolete inventory. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $690,209 for the three months ended September 30, 2025, compared to $20,953 during the three months ended September 30, 2024, an increase of $669,256, or 3,194.1%. The increase was driven primarily by increases in share-based compensation expense and salaries.

Other Expense, Net

Other expense, net was $88,343 during the three months ended September 30, 2025, compared to $1,626 during the three months ended September 30, 2024, an increase of $86,717, or 3,136.2%. The increase was the result of losses on the conversions of debt and mezzanine equity to common stock during the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

Revenue

Revenue was $0 for the nine months ended September 30, 2025, compared to $700 for the nine months ended September 30, 2024, a decrease of $700, or 100%. The decrease in revenue was due to a decline in retail sales driven by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $718 for the nine months ended September 30, 2025, compared to $3,162 during the nine months ended September 30, 2024, a decrease of $2,444, or 77.3%. The decrease was driven primarily by a lack of sales and reduced write off of obsolete inventories in the current period.

The Company reported negative gross profit for the nine months ended September 30, 2025 and 2024. The negative profit margins were the result of reduced sales, due to the closing of the Company’s retail store, and increases in write-offs of obsolete inventory. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,614,324 for the nine months ended September 30, 2025, compared to $1,174,730 during the nine months ended September 30, 2024, an increase of $439,594, or 37.4%. The increase was driven primarily by increases in share-based compensation expense and salaries.

Other Expense, Net

Other expense, net was $91,694 during the nine months ended September 30, 2025, compared to $4,726 during the nine months ended September 30, 2024, an increase of $86,968, or 1,840.2%. The increase was the result of losses on the conversions of debt and mezzanine equity to common stock during the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $453 in total assets, including cash of $143, as compared to $1,876 in total assets, including cash of $563, as of December 31, 2024. The decrease in assets is attributable to a decrease in cash, decreased inventory, and the write-off of accounts receivable.

As of September 30, 2025, the Company had total liabilities of $153,861 consisting of accounts payable and accrued expenses of $110,592, rent settlement payable of $9,501, notes payable - current of $7,193, dividends payable of $1,608, and long-term notes payable of $24,967. As of December 31, 2024, we had total liabilities of $305,576, consisting of accounts payable and accrued expenses of $169,807, settlement payable of $9,501, notes payable - current of $46,697, dividends payable of $1,608, and long-term notes payable of $76,463. The increase in liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities of $107,570 resulted from a net loss of $1,706,736, adjustments for share-based compensation of $1,292,962, gain on settlement of accounts payable of $3,800, loss on conversion of related party debt of $23,282, loss on conversion of mezzanine equity of $68,175, and a net increase of $218,547 in the components of working capital. The change in the components of working capital was primarily due to an increase in accounts payable and accrued expenses and a decrease in inventory.

For the nine months ended September 30, 2024, cash used in operating activities of $98,158 resulted from a net loss of $1,181,918, adjustments for share-based compensation of $1,042,000, and a net increase of $41,760 in the components of working capital. The change in the components of working capital was due primarily to an increase in accounts payable, a decrease in inventory, and a decrease in settlement payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common stock, borrowings and repayments of debt, and contributed capital from related parties.

For the nine months ended September 30, 2025, cash provided by financing activities was $107,150 consisting of $90,000 in proceeds from the sale of common stock and contributed capital of $18,650, off set by repayments of a short-term loan - related party in the amount of $1,500.

For the nine months ended September 30, 2024, cash provided by financing activities was $60,300 consisting of $46,000 in proceeds from convertible notes payable, $7,300 in proceeds from the sale of common stock, and contributed capital by related parties of $7,000.

Non-cash Financing Activities

Nine months ended September 30, 2025:

The Company issued 3,996,532 shares of common stock, with a fair value of $559,514, for the conversion of principal and accrued interest on notes payable in the amount of $99,759.

The Company issued 1,410,000 shares of common stock, with a fair value of $197,400, for the conversion of accrued salary in the amount of $211,000.

The Company issued 380,000 shares of common stock, with a fair value of $53,200, for the conversion of accounts payable in the amount of $57,000.

The Company issued 757,500 shares of common stock, with a fair value of $105,980, for the conversion of mezzanine equity in the amount of $37,875.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2025, the Company had a net loss of $1,706,736, net cash used in operating activities of $107,570, negative working capital of $128,441, an accumulated deficit of $3,387,458 and stockholders’ deficit of $153,408. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.4*****	Amendment to Articles of Incorporation
3.5*	Bylaws
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5**	Convertible Promissory Note – The Legacy Foundation
10.6***	Convertible Promissory Note – Ridolfo R. Brown
10.7****	Convertible Promissory Note – Ridolfo R. Brown
10.8	Form of Notice of Conversion – Convertible Promissory Note	X
10.9	Form of Notice of Conversion – Mezzanine Equity	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.
**	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 15, 2024.
***	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on May 15, 2024.
****	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 21, 2025.
*****	Incorporated by reference from the Company’s Form POS AM, filed with the Securities and Exchange Commission on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: November 18, 2025	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2025	By:	/s/ Xavier Carter
Xavier Carter, Chief Financial Officer (Principal Financial Officer)