Form 10-K
period 2025-12-31
Cannaisseur Group Inc.
filed 2026-03-23
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $2,722,465 as of June 30, 2025, based upon a price of $0.14 per share as determined by the Company’s Board of Directors for the registrant’s common stock on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of March 18, 2026:
Common Stock, par value $0.0001	60,459,890

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

We have filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot provide assurances that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

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

Our Articles of Incorporation authorize 500,000,000 shares of common stock, par value $0.0001 per share, of which 60,459,890 were outstanding as of December 31, 2025. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

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

Holders

As of March 18, 2026, there were approximately 43 holders of our common stock.

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

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenue

Revenue was $0 for the twelve months ended December 31, 2025, compared to $700 for the twelve months ended December 31, 2024, a decrease of $700, or 100%. The decrease in revenue was due to a decline in retail sales caused by the closing of the Company’s retail store. The Company is in the process of restructuring its website and plans to conduct business online. The Company may reopen a physical store or stores in the future if it is advantageous to its operations.

Costs of Revenue

Cost of revenue was $910 for the twelve months ended December 31, 2025, compared to $4,275 during the twelve months ended December 31, 2024, a decrease of $3,365, or 78.7%. The decrease was driven primarily by a lack of sales in the current year and reduced write-off of obsolete inventory.

The Company reported negative gross profit for the years ended December 31, 2025 and 2024. The negative profit margins were the result of reduced sales, due to the closing of the Company’s retail store, and increases in write-offs of obsolete inventory. Continued growth of the consumer market for CBD products and increases in competition are anticipated to continue to create pressure on gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,715,535 for the twelve months ended December 31, 2025, an increase of $452,531, or 35.8%, compared to $1,263,004 during the twelve months ended December 31, 2024. The increase was driven primarily by an increase in stock-based compensation and salaries.

Other Expense, Net

Other expense, net was $91,934 during the twelve months ended December 31, 2025, compared to other expense, net of $6,427 during the twelve months ended December 31, 2024, an increase of $85,507, or 1,330.4%. The increase was the result of a loss on conversion of related party debt and loss on conversion of mezzanine equity during the twelve months ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had $140 in total assets, including cash and cash equivalents of $22, compared to $1,876 in total assets, including cash and cash equivalents of $563, as of December 31, 2024. The decrease in assets is primarily attributable to a decrease in cash, and the write-off of obsolete inventory.

As of December 31, 2025, we had total liabilities of $235,431, including accounts payable and accrued expenses of $192,162, settlement payable of $9,501, dividends payable of $1,608, notes payable current of $7,361, and long-term notes payable of $24,799. As of December 31, 2024, we had total liabilities of $305,576, consisting of accounts payable and accrued expenses of $169,807, settlement payable of $9,501, notes payable - current of $46,697, dividends payable of $1,608, and long-term notes payable of $76,463. The decrease in liabilities is mainly due to a decrease in convertible notes payable – related parties.

Cash Flows from Operating Activities

For the twelve months ended December 31, 2025, cash used in operating activities of $127,451 resulted primarily from a net loss of $1,808,379 adjusted for non-cash items totaling $1,308,619 and a net increase of $46,173 in the components of working capital. The non-cash adjustments to net income are attributable to charges of $1,292,962 for share-based compensation, gain on settlement of accounts payable of $3,800, loss on conversion of related party debt of $23,282, and loss on conversion of mezzanine equity of $68,175. The change in the components of working capital was due primarily to an increase in accounts payable and accrued expenses of $299,114, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the twelve months ended December 31, 2024, cash used in operating activities of $110,627 resulted from a net loss of $1,273,006, adjustments for non-cash items totaling and a net increase of $120,379 in the components of working capital. The non-cash adjustments to net income is attributable to charges of $1,042,000 for share-based compensation. The change in the components of working capital was due primarily to an increase in accounts payable and accrued expenses of $121,889 and a decrease in the settlement payable liability of $5,500, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common stock, borrowings and repayments of debt, and contributed capital from related parties.

For the twelve months ended December 31, 2025, cash provided by financing activities of $126,910 consisted of $90,000 in proceeds from the sale of common stock, contributed capital by related parties of $38,410, and repayments of short-term related party debt of $1,500.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the twelve months ended December 31, 2025, the Company had a net loss of $1,808,379, net cash used in operating activities of $127,451, negative working capital of $210,492, an accumulated deficit of $3,488,889 and total stockholders’ deficit of $235,291. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Cannaisseur Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Cannaisseur Group, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes stockholders’ equity / (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, Texas

March 23, 2026

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$22	$563
Accounts receivable	-	285
Inventory	118	1,028
Total current assets	140	1,876

TOTAL ASSETS	$140	$1,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	192,162	169,807
Settlement payable	9,501	9,501
Short-term loan payable - related party	-	1,500
Notes payable, current portion	7,361	6,697
Convertible notes payable - related party, current portion	-	40,000
Dividends payable	1,608	1,608
Total current liabilities	210,632	229,113

Long term notes payable, non current portion	24,799	25,463
Convertible notes payable - related party, non current portion	-	51,000
Total long term liabilities	24,799	76,463

TOTAL LIABILITIES	235,431	305,576

Mezzanine Equity	-	37,875

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 60,459,890 and 44,337,557 shares issued and outstanding as of December 31, 2025 and 2024, respectively	6,046	4,433
Additional paid in capital	3,389,954	1,476,904
Accumulated deficit	(3,488,889)	(1,714,976)
Minority interest	(142,402)	(107,936)

Total Stockholders’ Deficit	(235,291)	(341,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$140	$1,876

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024

Revenue, net of discounts	$-	$700
Cost of revenue	910	4,275
Gross profit	(910)	(3,575)

Operating Expenses
Selling, general and administrative expenses	1,715,535	1,263,004
Total operating expenses	1,715,535	1,263,004

Operating loss	(1,716,445)	(1,266,579)

Other income (expense)
Gain on settlement of accounts payable	3,800	-
Loss on conversion of related party debt	(23,282)	-
Loss on settlement of mezzanine equity	(68,175)	-
Interest expense	(4,277)	(6,427)
Total other income (expense)	(91,934)	(6,427)

Net loss before taxes	(1,808,379)	(1,273,006)
Income tax benefit	-	-

Net loss	$(1,808,379)	$(1,273,006)

Less: Net loss attributable to minority interest	(34,466)	(3,568)

Net loss attributable to TCGI	$(1,773,913)	$(1,269,438)

Weighted average of common shares outstanding
Basic	53,899,293	43,812,554
Diluted	53,899,293	43,812,554

Net loss per common share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

For the Years Ended December 31, 2025 and 2024

			Common Stock To Be		Additional	Accumulated		Total
	Common Stock		Issued		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2023	42,547,484	$4,254	-	$-	$414,783	$(104,368)	$(445,538)	$(130,869)	$37,875

Shares issued for compensation	3,500,000	350	-	-	374,650	-	-	375,000	-
Shares issued for services	2,900,000	290	-	-	666,710	-	-	667,000	-
Shares issued for cash	140,073	14	-	-	13,286	-	-	13,300	-
Cancellation of shares	(4,750,000)	(475)	-	-	475	-	-	-	-
Capital contribution	-	-	-	-	7,000	-	-	7,000	-
Net loss	-	-	-	-	-	(3,568)	(1,269,438)	(1,273,006)	-
Balance, December 31, 2024	44,337,557	$4,433	-	$-	$1,476,904	$(107,936)	$(1,714,976)	$(341,575)	$37,875

Shares issued for compensation	9,235,444	924	-	-	1,292,038	-	-	1,292,962
Shares issued for cash	642,857	64	-	-	89,936	-	-	90,000	-
Shares issued for conversion of notes payable - related party	3,996,532	400	-	-	99,359	-	-	99,759	-
Loss on conversion of related party debt	-	-	-	-	23,282	-	-	23,282	-
Shares issued for conversion of accrued salary - related party	1,410,000	141	-	-	197,259	-	-	197,400	-
Gain on conversion of accrued salary - related party	-	-	-	-	13,600	-	-	13,600	-
Shares issued for conversion of accounts payable	380,000	38	-	-	53,162	-	-	53,200
Shares issued for settlement of mezzanine equity	757,500	76	-	-	105,974	-	-	106,050	(37,875)
Capital contribution	-	-	-	-	38,410	-	-	38,410	-
Cancellation of shares	(300,000)	(30)	-	-	30	-	-	-	-
Net loss	-	-	-	-	-	(34,466)	(1,773,913)	(1,808,379)	-
Balance, December 31, 2025	60,459,890	$6,046	-	$-	$3,389,954	$(142,402)	$(3,488,889)	$(235,291)	$-

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,808,379)	$(1,273,006)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,292,962	1,042,000
Gain on settlement of accounts payable	(3,800)	-
Loss on conversion of related party debt	23,282	-
Loss on conversion of mezzanine equity	68,175	-
Changes in operating assets and liabilities:
Accounts receivable	285	(285)
Inventory	910	4,275
Accounts payable and accrued expenses	299,114	121,889
Settlement payable	-	(5,500)
Net Cash Used in Operating Activities	(127,451)	(110,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	90,000	13,300
Contributed capital - related party	38,410	7,000
Proceeds from convertible notes payable - related party	-	51,000
Proceeds from (repayments of) short-term loan - related party	(1,500)	1,500
Net Cash Provided by Financing Activities	126,910	72,800

Net increase (decrease) in cash and cash equivalents	(541)	(37,827)
Cash and cash equivalents, beginning of period	563	38,390
Cash and cash equivalents, end of period	$22	$563

Supplemental cash flow information
Cash paid for interest	$1,474	$200
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of convertible notes payable	$99,759	$-
Shares issued for conversion of accrued salaries	$211,000	$-
Shares issued for settlement of accounts payable	$57,000	$-
Shares issued for conversion of mezzanine equity	$37,875	$-
Cancellation of shares of common stock	$-	$475

The accompanying notes are an integral part of the financial statements.

THE CANNAISSEUR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $3,488,889, a working capital deficit of $210,492, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at December 31, 2025 or 2024.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2025 and 2024 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2025 and 2024, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of December 31, 2025 and 2024, the Company did not have any outstanding stock options.

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

As of December 31, 2025 and 2024, the following shares were issuable and excluded from the calculation of diluted loss:

	December 31, 2025	December 31, 2024
Convertible Notes Payable	-	3,284,436

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025, and there was no impact to our income tax expense or effective income tax rate.

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write off experience and current conditions. The Company is evaluating the standard and its potential effect on the allowance for doubtful accounts and its consolidated financial statements.

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

3. Short-term Loan Payable - Related Party

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. The loan was paid in full on January 23, 2025. As of December 31, 2025 and 2024, the amount due under the short-term loan was $0 and $1,500, respectively.

4. Convertible Notes Payable - Related Party

	December 31, 2025	December 31, 2024
Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 3”). The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the years ended December 31, 2025 and 2024, the Company accrued interest in the amount of $124 and $38, respectively, on this note.

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

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note 2”). The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of (i) the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the years ended December 31, 2025 and 2024, the Company accrued interest in the amount of $145 and $147, respectively, on this note.

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

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party (the “Brown Note”). The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note will automatically convert into common stock upon the Company’s sale of any equity securities with a value of not less than $1,000,000 at a conversion price equal to the lesser of 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than $1,000,000 or (ii) the number equal to $3,500,000 divided by the number of shares of the Company outstanding (calculated on a fully diluted basis). Should the note not convert to common stock at the maturity date, then, at any time from the maturity date to the repayment date, the note may be converted upon the approval of the Company’s Administrative Agent and the majority investors of the Company into the number of shares equal to the principal amount of the note divided by the conversion price, such conversion price to be calculated as $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis). During the years ended December 31, 2025 and 2024, the Company accrued interest in the amount of $1,510 and $2,585, respectively, on this note.

On July 15, 2025, the Company and Mr. Brown agreed to convert principal and interest in the amount of $40,000 and $4,095, respectively, due under the Brown Note at a price of $.022 per share into 1,987,732 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a loss on conversion of debt in the amount of $177,474 in additional paid-in capital.	-	40,000

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party (the “Legacy Foundation Note”). The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the years ended December 31, 2025 and 2024, the Company accrued interest in the amount of $1,531 and $2,643, respectively, on this note.

On July 31, 2025, the Company and the National Legacy Foundation agreed to convert principal and interest in the amount of $40,000 and $4,209, respectively, due under the Brown Note at a price of $.023 per share into 1,932,435 shares of common stock. The fair value of the stock at the conversion date was $0.14 per share, and the Company recognized a gain on conversion of debt in the amount of $142,086 in additional paid-in capital.	-	40,000

Total	$-	$91,000
Convertible notes payable – related party, current portion	$-	$40,000
Convertible notes payable – related party, noncurrent portion	$-	$51,000

5. Notes Payable

	December 31, 2025	December 31, 2024
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the years ended December 31, 2025 and 2024, the Company made repayments of $0.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,316 has been accrued as of December 31, 2024. During the years ended December 31, 2025 and 2024, the Company made interest payments in the amount of $1,474 and $200, respectively.	27,300	27,300

Total	$32,160	$32,160
Notes payable, current portion	$7,361	$6,697
Notes payable, noncurrent portion	$24,799	$25,463

Aggregate maturities of loans payable – related party, convertible notes payable – related parties, and notes payable as of December 31, 2025 are as follows:

For the twelve months ended December 31,

2026	$7,361
2027	690
2028	716
2029	743
Thereafter	21,878
Total	$32,160

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

During the year ended December 31, 2025 and 2024, the Company made payments of $0 and $5,500, respectively, on the rental settlement. As of December 31, 2025 and 2024, the amount due under the settlement payable was $9,501.

7. Related Party Transactions

On October 28, 2024, the Company entered into an agreement with Xavier Carter, its Chief Financial Officer, for a short-term loan in the amount of $1,500. If repaid within 90 days, the loan has an interest rate of 0%. If the loan is not repaid on the due date of January 28, 2025, interest will accrue at a rate of 6.5%. The loan was paid in full on January 23, 2025. As of December 31, 2025 and 2024, the amount due under the short-term loan was $0 and $1,500, respectively. See Note 3.

Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of November 18, 2026. The Brown Note 3 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the year ended December 31, 2025 and 2024, the Company accrued interest in the amount of $124 and $38, respectively, on this note.

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

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of August 15, 2026. The Brown Note 2 is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the year ended December 31, 2025 and 2024, the Company accrued interest in the amount of $145 and $147, respectively, on this note.

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

Convertible Note Payable in the amount of $40,000, dated January 3, 2024, payable to Ridolfo R. Brown, a related party. The note bears interest at 6.5% and has a maturity date of January 3, 2026. The Brown Note is convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the year ended December 31, 2025 and 2024, the Company accrued interest in the amount of $1,510 and $2,585, respectively, on this note.

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

Convertible Note Payable in the amount of $40,000, dated December 26, 2023, payable to The National Legacy Foundation, a related party. The note bears interest at 6.5% and has a maturity date of December 26, 2025. The Legacy Foundation Note is convertible into common stock at a conversion price of $0.015, at the option of the holder any time prior to repayment. During the year ended December 31, 2025 and 2024, the Company accrued interest in the amount of $1,531 and $2,643, respectively, on this note.

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

During the year ended December 31, 2025, the Company received capital contributions from related parties in the amounts of $38,410.

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

8. Mezzanine Equity

Mezzanine equity, as of December 31, 2025 and 2024, consists of 0 and 1,518 shares, respectively, of preferred stock of Atlanta CBD with redeemable features that allow the investors (“Investors”) to request repayment of their investment. The Investors are also entitled to profit distributions equal to the lesser of (i) 25% interest, (ii) the difference between the ownership percentage of management and 50%, which will be distributed to management, until a 35% profit goal achieved. Preferred shareholders are entitled to a return of their investment upon 15 days’ notice given to the Company after any distribution. On August 14, 2025, each of the Investors elected to convert their investment at a price of $0.05 per shares. The Company issued 757,500 shares of common stock and recognized a loss on conversion of the mezzanine equity in the amount of $68,175. See Note 9.

9. Stockholders’ Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share. At December 31, 2025 and 2024, the Company had 60,459,890 and 44,337,557 shares of common stock issued and outstanding, respectively.

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

Equity transactions during the year ended December 31, 2025:

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

During the year ended December 31, 2025, the Company received capital contributions from related parties in the amounts of $38,410.

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

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	$3,489,000	$1,715,000
	3,489,000	1,715,000
Valuation allowance	(3,489,000)	(1,715,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025 and 2024, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for the Company for the years ended December 31, 2025 and 2024 due to the losses incurred during the periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
U. S. federal statutory tax rate	(21.0)%	(21.0)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

At December 31, 2025 and 2024, the Company has available net operating loss carryforwards for U.S. federal corporate income tax purposes of approximately $3,489,000 and $1,715,000, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2041.

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

	Year Ended
	December 31,
	2025	2024
Revenue, net of discounts	-	700
Cost of revenue	910	4,275
Gross profit	(910)	(3,575)

Operating expenses:
Professional fees	151,831	123,917
Payroll and related costs	257,874	84,165
Office related expenses	3,236	4,813
SEC filing related fees	7,545	5,950
Share-based compensation	1,292,962	1,042,034
Bank fees	869	1,541
Taxes	-	75
Advertising & marketing	-	40
Bad debt	285	-
Other	933	469
Total operating expenses	1,715,535	1,263,004

Other income (expense):
Gain on settlement of accounts payable	3,800	-
Loss on conversion of related party debt	(23,282)	-
Loss on settlement of mezzanine equity	(68,175)	-
Interest expense	(4,277)	(6,427)
Total other income (expense)	(91,934)	(6,427)

Net loss	(1,808,379)	(1,273,006)

Reconciliation of loss
Adjustments and reconciling items	-	-
Net loss	(1,808,379)	(1,273,006)

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

During the year ended December 31, 2025 and 2024, the Company made payments of $0 and $5,500, respectively, on the rental settlement. As of December 31, 2025 and 2024, the amount due under the settlement payable was $9,501.

13. Subsequent Events

On August 28, 2025, the Company entered into an asset purchase agreement (the “Sense Acquisition Agreement”) with Sense Technologies, Inc. and Richard Bell. Pursuant to the Sense Acquisition Agreement, the Company will acquire (i) real estate, equipment, and IP supporting soy processing, human nutrition, and agricultural manufacturing; (ii) Radar, camera, and vehicle-based sensor systems applicable to agricultural, industrial, and automotive settings; and (iii) IP portfolios, manufacturing systems, and related goodwill. Consideration for the acquired assets consists primarily of (i) a $965,000  one-year term note at an interest rate of 10%; (ii) 18,017,500 shares of a new issue of Series A convertible preferred stock; (iii) 3,400,000 shares of a new issue of Series B convertible stock; (iv) the assumption of $500,000 of existing debt; and (v) common stock equal to 93.5% of shares outstanding, on a fully diluted basis. As of the date of this filing, the Sense Acquisition Agreement transaction has not yet closed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025 for the same reasons that our internal control over financial reporting was not effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position	Director Since
Floretta Gogo	61	Chief Executive Officer, Director	2021
Xavier Carter	64	Chief Financial Officer, Director	2021
Jamie Brown	43	Chief Operating Officer, Director	2021
Jordan Balencic, D.O.	39	Director	2024

Floretta Gogo

Floretta Gogo, 61 years of age, has been the Chief Executive Officer of The Cannaisseur Group since its inception in December 2020. From 2018 to 2020 she was the Chief Executive Officer of Atlanta CBD, LLC. From 2013 to 2017 Ms. Gogo worked for Allnex USA, Inc. as a Corporate Tax and Finance Accountant. Her duties ranged from tax planning and compliance with federal, local, payroll and other applicable taxes to registering and maintaining all federal and state business licensing and annual reporting. With over 35 years of financial and managerial experience, Ms. Gogo currently serves as Chairman and CEO to the Cannaisseur Group providing the Company with strategic financial planning direction.

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

Xavier Carter

Xavier Carter, 64 years of age, has been the Chief Operations Officer of The Cannaisseur Group since its inception in December 2020 and its Interim Chief Financial Officer since April 24, 2023. Mr. Carter graduated from the Atlanta College of Arts (now Savanah College of Arts) in 1992 with a major in Video and Computer graphics. From 1977 – 1986, he acquired a wealth of knowledge working in the food and beverage and shipping industries. In 1995, Mr. Carter established IEC Enterprises, a video and graphics support company that focuses on tradeshows and has been self-employed until he began working for the Company in December 2020. He has worked with many Fortune 500 companies presenting ideas and concepts ranging from customer care to product marketing. Major clients include PRG and Fuse Technologies. With over thirty years of customer service and management experience Carter understands the importance of customer service and superior products.

Jamie Brown

Jamie Brown, 43 years of age, currently serves as a board member of The Cannaisseur Group. Mr. Brown graduated with a Bachelor’s Degree in Business Marketing from North Carolina A&T in 2002. Mr. Brown worked at the Harlem Medical Hospital in New York City from 2005 – 2018 where he held various executive and management positions overseeing specialty fields such as Neurology, Oncology, Lupus, Renal, Gastroenterology, and Endocrinology. His close interactions with chiefs of specialty services and patient advocating for the patient population has been the driving force behind his passion to do clinical research and creating a more holistic approach to pain management and disease prevention.

Mr. Brown’s family history of cancer and diabetes led him towards his calling in the healthcare industry and continues his focus towards creating more effective ways to help other families who are suffering from life impacting illnesses. In his spare time, he enjoys working with non-profits and educating the younger generations on the importance of living a healthier lifestyle.

Jordan Balencic, D.O.

Dr. Jordan Balencic, age 39, is a physician entrepreneur with a passion for merging his clinical and business knowledge to improve human health. With over a decade of entrepreneurial experience in health and wellness, he excels in product commercialization, R&D, business development, capital raising, and corporate governance.

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

For the fiscal year ending December 31, 2025, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2025, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2025.

Code of Ethics

As of December 31, 2025, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities for the periods set forth below.

Summary Compensation Table

Name and Principal Position	Year	Bonus	Stock Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Floretta Gogo,	2025	-	-	-	-	$130,000	$130,000
Chief Executive Officer	2024	-	-	-	-	$32,400	$32,400

Xavier Carter,	2025					$100,000	$100,000
Chief Financial Officer	2024	-	-	-	-	$25,000	$25,000

Valarie Grant, former	2025					$26,667	$26,667
Corporate Secretary	2024					$20,000	$20,000

Employment Agreements

The Company has employment agreements with Floretta Gogo, CEO, and Xavier Carter, CFO. The Company does not have any agreements with any other officers or directors, all of whom have performed services on our behalf for no compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 18, 2026 with respect to the beneficial ownership of our common stock by the following: (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percent of Class
Officers and Directors
Floretta Gogo – CEO, Director	11,816,667	19.54%
Xavier Carter – CFO, Director	11,743,333	19.42%
Jamie Brown – COO, Director	1,508,333	2.49%
Jordan Balencic – Director	2,500,000	4.13%
Total Officers and Directors (6 individuals)	27,568,333	45.60%

Greater than 5% Share Shareholders
Real Estate Investment Holdings, LLC (2) 85 Conifer Circle, Augusta, GA 30909	8,152,265	13.48%
Ridolfo Brown 14519 Running Arabian Lane, Houston, TX 77044	5,483,982	9.07%

(1)	All officer and director addresses are c/o the Company at 650 Ponce De Leon Ave., Suite 300 #2334, Atlanta, GA 30308.

(2)	Real Estate Investment Holdings, LLC beneficially owns 800,000 of these shares indirectly through Eddie R. Cheeks, M.D., P.C., and 2,552,265 through the Cheeks Agency, Inc., each with whom it shares investment control.

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

Item 14. Principal Accountant Fees and Services

M&K CPAs, PLLC (PCAOB ID: 2738) served as our independent auditors for the fiscal years ended December 31, 2025 and 2024.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2025	2024
Audit fees	$19,000	$19,000
Tax fees		-
Review fees	14,100	14,100
Total fees paid or accrued to our principal accountant	$33,100	$33,100

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in Item 8 commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.4*****	Amendment to Articles of Incorporation
3.5*	Bylaws
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
10.5**	Convertible Promissory Note – The Legacy Foundation
10.6***	Convertible Promissory Note – Ridolfo R. Brown
10.7****	Convertible Promissory Note – Ridolfo R. Brown
10.8******	Form of Notice of Conversion – Convertible Promissory Note
10.9******	Form of Notice of Conversion – Mezzanine Equity
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, (v) the Notes to the Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.
**	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 15, 2024.
***	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on May 15, 2024.
****	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 21, 2025.
*****	Incorporated by reference from the Company’s Form POS AM, filed with the Securities and Exchange Commission on March 27, 2025.
******	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2025, filed with the Securities and Exchange Commission on November 18, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: March 23, 2026	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xavier Carter	Chief Financial Officer/Director	March 23, 2026
Xavier Carter	(Principal Financial Officer)

/s/ Jamie Brown	Director	March 23, 2026
Jamie Brown

/s/ Jordan Balencic	Director	March 23, 2026
Jordan Balencic