Form 10-Q
period 2026-03-31
Cannaisseur Group Inc.
filed 2026-05-11
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of May 7, 2026:
Common Stock, par value $0.0001	60,459,890

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$45	$22
Inventory	118	118
Total current assets	163	140

TOTAL ASSETS	$163	$140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	254,940	192,162
Settlement payable	9,501	9,501
Notes payable, current portion	7,531	7,361
Dividends payable	1,608	1,608
Total current liabilities	273,580	210,632

Long term notes payable, non current portion	24,629	24,799
Total long term liabilities	24,629	24,799

TOTAL LIABILITIES	298,209	235,431

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 60,459,890 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6,046	6,046
Additional paid in capital	3,429,694	3,389,954
Accumulated deficit	(3,591,267)	(3,488,889)
Minority interest	(142,519)	(142,402)

Total Stockholders’ Deficit	(298,046)	(235,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$163	$140

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue, net of discounts	$-	$-
Cost of revenue	-	164
Gross profit	-	(164)

Operating Expenses
Selling, general and administrative expenses	102,257	846,908
Total operating expenses	102,257	846,908

Operating loss	(102,257)	(847,072)

Other income (expense)
Interest expense	(238)	(1,711)
Total other income (expense)	(238)	(1,711)

Net loss before taxes	(102,495)	(848,783)
Income tax benefit	-	-

Net loss	$(102,495)	$(848,783)

Less: Net loss attributable to minority interest	(117)	(200)

Net loss attributable to TCGI	$(102,378)	$(848,583)

Weighted average of common shares outstanding
Basic	60,449,846	47,878,827
Diluted	60,449,846	47,878,827

Net loss per common share
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid in	Minority	Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2024	44,337,557	4,433	1,476,904	(107,936)	(1,714,976)	(341,575)	37,875

Shares issued for compensation	5,000,000	500	699,500	-	-	700,000
Shares issued for cash	642,857	64	89,936	-	-	90,000	-
Net loss	-	-	-	(200)	(848,583)	(848,783)	-
Balance, March 31, 2025	49,980,414	4,997	2,266,340	(108,136)	(2,563,559)	(400,358)	37,875

Balance, December 31, 2025	60,459,890	6,046	3,389,954	(142,402)	(3,488,889)	(235,291)	-
Capital contribution	-	-	39,740	-	-	39,740	-
Net loss	-	-	-	(117)	(102,378)	(102,495)	-
Balance, March 31, 2026	60,459,890	6,046	3,429,694	(142,519)	(3,591,267)	(298,046)	-

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(102,495)	$(848,783)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	700,000
Changes in operating assets and liabilities:
Inventory	-	164
Accounts payable and accrued expenses	62,778	79,956
Net Cash Used in Operating Activities	(39,717)	(68,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	90,000
Contributed capital - related party	39,740	-
Proceeds from (repayments of) short-term loan - related party	-	(1,500)
Net Cash Provided by Financing Activities	39,740	88,500

Net increase in cash and cash equivalents	23	19,837
Cash and cash equivalents, beginning of period	22	563
Cash and cash equivalents, end of period	$45	$20,400

Supplemental cash flow information
Cash paid for interest	$134	$536
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
None.

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2026 and 2025

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company has a cumulative net loss since inception of $3,591,267, a working capital deficit of $273,417, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at March 31, 2026 or December 31, 2025.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of March 31, 2026 and December 31, 2025 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2026 and December 31, 2025, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding stock options.

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

3. Sense Acquisition Agreement

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

4. Notes Payable

	March 31, 2026	December 31, 2025
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the three months ended March 31, 2026 and 2025, the Company made repayments of $0.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,420 has been accrued as of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company made interest payments in the amount of $134 and $536, respectively.	27,300	27,300

Total	$32,160	$32,160
Notes payable, current portion	$7,531	$7,361
Notes payable, noncurrent portion	$24,629	$24,799

Aggregate maturities of convertible notes payable – related parties and notes payable as of March 31, 2026 are as follows:

For the twelve months ended March 31,

2026	$7,531
2027	696
2028	723
2029	750
2030	779
Thereafter	21,681
Total	$32,160

5. Settlement Payable

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

During the three months ended March 31, 2026 and 2025, the Company made payments of $0 on the rental settlement. As of March 31, 2026 and December 31, 2025, the amount due under the settlement payable was $9,501.

6. Related Party Transactions

Three Months Ended March 31, 2026

The Company accrued salaries due to officers in the amount of $57,380.

The Company received capital contributions from related parties in the amounts of $39,740.

Three Months Ended March 31, 2025

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

The Company accrued salaries due to officers in the amount of $65,188.

7. Stockholders’ Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share. At March 31, 2026 and December 31, 2025, the Company had 60,459,890 shares of common stock issued and outstanding.

Equity transactions during the three months ended March 31, 2026:

The Company received capital contributions from related parties in the amounts of $39,740.

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

8. Segment Information

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

	Three Months Ended
	March 31,
	2026	2025
Revenue, net of discounts	-	-
Cost of revenue	-	164
Gross profit	-	(164)

Operating expenses:
Professional fees	42,189	62,118
Payroll and related costs	57,500	81,330
Office related expenses	602	867
SEC filing related fees	1,815	2,361
Share-based compensation	-	700,000
Bank fees	151	139
Taxes	-	-
Advertising & marketing	-	-
Bad debt	-	-
Other	-	93
Total operating expenses	102,257	846,908

Other expense
Interest expense	238	1,711
Total other expense	238	1,711

Net loss	(102,495)	(848,783)

Reconciliation of loss
Adjustments and reconciling items	-	-
Net loss	(102,495)	(848,783)

9. Commitments and Contingencies

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

During the three months ended March 31, 2026 and 2025, the Company made payments of $0 on the rental settlement. As of March 31, 2026 and December 31, 2025, the amount due under the settlement payable was $9,501.

10. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2026 through the date these financial statements were issued and noted no items requiring disclosure.

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

On August 28, 2025, the Company entered into the Sense Acquisition Agreement, pursuant to which the Company intends to acquire (i) real estate, equipment, and IP supporting soy processing, human nutrition, and agricultural manufacturing; (ii) Radar, camera, and vehicle-based sensor systems applicable to agricultural, industrial, and automotive settings; and (iii) IP portfolios, manufacturing systems, and related goodwill. Consideration for the acquired assets consists primarily of (i) $965,000 in cash or a one-year term note at an interest rate of 10%; 18,017,500 shares of a new issue of Series A convertible preferred stock; 3,400,000 shares of a new issue of Series B convertible stock; the assumption of $500,000 of existing debt; and common stock equal to 93.5% of shares outstanding, on a fully diluted basis. As of the date of this filing, the Sense Acquisition Agreement transaction has not yet closed.

Results of Operations for the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Revenue

Revenue was $0 for the three months ended March 31, 2026 and 2025. The Company is not currently operating the retail business. It may, in the future, restructure its website to conduct business online.

Costs of Revenue

Cost of revenue was $0 for the three months ended March 31, 2026, compared to $164 during the three months ended March 31, 2025, a decrease of $164, or 100%. The decrease was driven by a lack of write-offs of obsolete inventories in the current period.

The Company reported gross profit of $0 for the three months ended March 31, 2026, compared to negative gross profit for the three months ended March 31, 2025. The negative profit margin was the result of the write-off of obsolete inventory. No obsolete inventory was written off in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $102,257 for the three months ended March 31, 2026, compared to $846,908 during the three months ended March 31, 2025, a decrease of $744,651, or 87.9%. The decrease was driven primarily by decreases in share-based compensation expense.

Other Expense, Net

Other expense, net was $238 during the three months ended March 31, 2026, compared to $1,711 during the three months ended March 31, 2025, a decrease of $1,473, or 86.1%. The decrease was the result of reduced interest expense on notes payable.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $163 in total assets, including cash of $45, as compared to $140 in total assets, including cash of $22, as of December 31, 2025. The increase in assets is attributable to an increase in cash.

As of March 31, 2026, the Company had total liabilities of $298,209 consisting of accounts payable and accrued expenses of $254,940, rent settlement payable of $9,501, notes payable - current of $7,531, dividends payable of $1,608, and long-term notes payable of $24,629. As of December 31, 2025, the Company had total liabilities of $235,431, consisting of accounts payable and accrued expenses of $192,162, settlement payable of $9,501, notes payable - current of $7,361, dividends payable of $1,608, and long-term notes payable of $24,799. The increase in liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows from Operating Activities

For the three months ended March 31, 2026, cash used in operating activities of $39,717 resulted from a net loss of $102,495 and an increase of $62,778 in accounts payable and accrued expenses.

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

For the three months ended March 31, 2026, cash provided by financing activities was $39,740 consisting of contributed capital.

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

TCRG expects to raise funds through private investors and investment firms for working capital and operating expenses. We intend to continue offering smaller investment opportunities. Long term, we plan to seek larger amounts of investment to expand our operations.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended March 31, 2026, the Company had a net loss of $102,495, net cash used in operating activities of $39,717, negative working capital of $273,417, an accumulated deficit of $3,591,267 and stockholders’ deficit of $298,046. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.4**	Amendment to Articles of Incorporation
3.5*	Bylaws
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.
**	Incorporated by reference from the Company’s Form POS AM, filed with the Securities and Exchange Commission on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: May 8, 2026	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2026	By:	/s/ Xavier Carter
Xavier Carter, Chief Financial Officer (Principal Financial Officer)