Form 10-Q
period 2026-06-30
Cannaisseur Group Inc.
filed 2026-08-12
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of August 12, 2026:
Common Stock, par value $0.0001	60,459,890

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$41	$22
Inventory	-	118
Total current assets	41	140

TOTAL ASSETS	$41	$140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	319,466	192,162
Settlement payable	9,501	9,501
Notes payable, current portion	7,703	7,361
Dividends payable	1,608	1,608
Total current liabilities	338,278	210,632

Long term notes payable, non current portion	24,457	24,799
Total long term liabilities	24,457	24,799

TOTAL LIABILITIES	362,735	235,431

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 60,459,890 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6,046	6,046
Additional paid in capital	3,460,109	3,389,954
Accumulated deficit	(3,686,156)	(3,488,889)
Minority interest	(142,693)	(142,402)

Total Stockholders’ Deficit	(362,694)	(235,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41	$140

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue, net of discounts	$-	$-	$-	$-
Cost of revenue	118	282	118	446
Gross profit	(118)	(282)	(118)	(446)

Operating Expenses
Selling, general and administrative expenses	94,708	77,207	196,965	924,115
Total operating expenses	94,708	77,207	196,965	924,115

Operating loss	(94,826)	(77,489)	(197,083)	(924,561)

Other income (expense)
Interest expense	(237)	(1,640)	(475)	(3,351)
Total other income (expense)	(237)	(1,640)	(475)	(3,351)

Net loss before taxes	(95,063)	(79,129)	(197,558)	(927,912)
Income tax benefit	-	-	-	-

Net loss	$(95,063)	$(79,129)	$(197,558)	$(927,912)

Less: Net loss attributable to minority interest	(174)	(397)	(291)	(597)

Net loss attributable to TCGI	$(94,889)	$(78,732)	$(197,267)	$(927,315)

Weighted average of common shares outstanding
Basic	60,459,890	49,911,603	60,459,890	48,900,830
Diluted	60,459,890	49,911,603	60,459,890	48,900,830

Net loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid in	Minority	Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Capital	Interest	Deficit	Equity	Equity

Balance, December 31, 2024	44,337,557	4,433	1,476,904	(107,936)	(1,714,976)	(341,575)	37,875

Shares issued for compensation	5,000,000	500	699,500	-	-	700,000
Shares issued for cash	642,857	64	89,936	-	-	90,000	-
Net loss	-	-	-	(200)	(848,583)	(848,783)	-
Balance, March 31, 2025	49,980,414	4,997	2,266,340	(108,136)	(2,563,559)	(400,358)	37,875

Shares issued for conversion of notes payable - related party	76,365	8	10,683	-	-	10,691	-
Gain on conversion of related party debt	-	-	763	-	-	763	-
Cancellation of shares	(300,000)	(30)	30	-	-	-	-
Net loss	-	-	-	(397)	(78,732)	(79,129)	-
Balance, June 30, 2025	49,756,779	4,975	2,277,816	(108,533)	(2,642,291)	(468,033)	37,875

Balance, December 31, 2025	60,459,890	6,046	3,389,954	(142,402)	(3,488,889)	(235,291)	-

Capital contribution	-	-	39,740	-	-	39,740	-
Net loss	-	-	-	(117)	(102,378)	(102,495)	-
Balance, March 31, 2026	60,459,890	6,046	3,429,694	(142,519)	(3,591,267)	(298,046)	-

Capital contribution	-	-	30,415	-	-	30,415	-
Net loss	-	-	-	(174)	(94,889)	(95,063)	-
Balance, June 30, 2026	60,459,890	6,046	3,460,109	(142,693)	(3,686,156)	(362,694)	-

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(197,558)	$(927,912)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	700,000
Changes in operating assets and liabilities:
Accounts receivable	-	285
Inventory	118	446
Accounts payable and accrued expenses	127,304	140,676
Net Cash Used in Operating Activities	(70,136)	(86,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	90,000
Contributed capital - related party	70,155	-
Proceeds from (repayments of) short-term loan - related party	-	(1,500)
Net Cash Provided by Financing Activities	70,155	88,500

Net increase (decrease) in cash and cash equivalents	19	1,995
Cash and cash equivalents, beginning of period	22	563
Cash and cash equivalents, end of period	$41	$2,558

Supplemental cash flow information
Cash paid for interest	$268	$938
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of convertible notes payable	$-	$11,454

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Notes To the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2026 and 2025

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company has a cumulative net loss since inception of $3,686,156, a working capital deficit of $338,237, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at June 30, 2026 or December 31, 2025.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of June 30, 2026 and December 31, 2025 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2026 and December 31, 2025, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any outstanding stock options.

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

4. Notes Payable

	June 30, 2026	December 31, 2025
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the three and six months ended June 30, 2026 and 2025, the Company made repayments of $0.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,523 has been accrued as of June 30, 2026. During the three and six months ended June 30, 2026, the Company made interest payments in the amount of $134 and $268, respectively. During the three and six months ended June 30, 2025, the Company made interest payments in the amount of $402 and $938, respectively.	27,300	27,300

Total	$32,160	$32,160
Notes payable, current portion	$7,703	$7,361
Notes payable, noncurrent portion	$24,457	$24,799

Aggregate maturities of convertible notes payable – related parties and notes payable as of June 30, 2026 are as follows:

For the twelve months ended June 30,

2027	$7,531
2028	696
2029	723
2030	750
2031	779
Thereafter	21,681
Total	$32,160

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

During the three and six months ended June 30, 2026 and 2025, the Company made payments of $0 on the rental settlement. As of June 30, 2026 and December 31, 2025, the amount due under the settlement payable was $9,501.

6. Related Party Transactions

Six Months Ended June 30, 2026

The Company accrued salaries due to officers in the amount of $114,880.

The Company received capital contributions from related parties in the amounts of $70,155.

Six Months Ended June 30, 2025

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

Convertible Note Payable in the amount of $5,000, dated November 18, 2024, payable to Ridolfo R. Brown, a related party. The note bore interest at 6.5% and had a maturity date of November 18, 2026. The Brown Note 3 was convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $44 and $124, respectively, on this note.

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

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bore interest at 6.5% and had a maturity date of August 15, 2026. The Brown Note 2 was convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $49 and $145, respectively, on this note.

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

The Company accrued salaries due to officers in the amount of $102,226.

7. Stockholders’ Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share. At June 30, 2026 and December 31, 2025, the Company had 60,459,890 shares of common stock issued and outstanding.

Equity transactions during the six months ended June 30, 2026:

The Company received capital contributions from related parties in the amount of $70,155.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue, net of discounts	$-	$-	$-	$-
Cost of revenue	118	282	118	446
Gross profit	(118)	(282)	(118)	(446)

Operating expenses:
Professional fees	32,807	13,110	74,996	75,228
Payroll and related costs	57,500	61,476	115,000	142,806
Office related expenses	2,184	880	2,786	1,747
SEC filing related fees	1,525	859	3,340	3,220
Share-based compensation	-	-	-	700,000
Bank fees	192	145	343	284
Taxes	500	-	500	-
Bad debt	-	285	-	285
Other	-	452	-	545
Total operating expenses	94,708	77,207	196,965	924,115

Other expense
Interest expense	237	1,640	475	3,351
Total other expense	237	1,640	475	3,351

Net loss	$(95,063)	$(79,129)	$(197,558)	$(927,912)

Reconciliation of loss
Adjustments and reconciling items	-	-	-	-
Net loss	$(95,063)	$(79,129)	$(197,558)	$(927,912)

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

During the three and six months ended June 30, 2026 and 2025, the Company made payments of $0 on the rental settlement. As of June 30, 2026 and December 31, 2025, the amount due under the settlement payable was $9,501.

10. Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2026 through the date these financial statements were issued and noted no items requiring disclosure.

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

Results of Operations for the Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Revenue

Revenue was $0 for the three months ended June 30, 2026 and 2025. The Company is not currently operating the retail business. It may, in the future, restructure its website to conduct business online.

Costs of Revenue

Cost of revenue was $118 for the three months ended June 30, 2026, compared to $282 during the three months ended June 30, 2025, a decrease of $164, or 58.2%. Cost of revenue consisted entirely of the write off of obsolete inventory. The decrease in the current period was the result of less obsolete inventory.

The Company reported negative gross profit for the three months ended June 30, 2026 and 2025. The negative profit margin was the result of the write-off of obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $94,708 for the three months ended June 30, 2026, compared to $77,207 during the three months ended June 30, 2025, an increase of $17,501, or 22.7%. The increase was driven primarily by an increase in professional fees, such as legal and accounting.

Other Expense, Net

Other expense, net was $237 during the three months ended June 30, 2026, compared to $1,640 during the three months ended June 30, 2025, a decrease of $1,403, or 85.5%. The decrease was the result of reduced interest expense on notes payable.

Results of Operations for the Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Revenue

Revenue was $0 for the six months ended June 30, 2026 and 2025. The Company is not currently operating the retail business. It may, in the future, restructure its website to conduct business online.

Costs of Revenue

Cost of revenue was $118 for the six months ended June 30, 2026, compared to $446 during the six months ended June 30, 2025, a decrease of $328, or 73.5%. Cost of revenue consisted entirely of the write off of obsolete inventory. The decrease in the current period was the result of less obsolete inventory.

The Company reported negative gross profit for the six months ended June 30, 2026 and 2025. The negative profit margin was the result of the write-off of obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $196,965 for the six months ended June 30, 2026, compared to $924,115 during the six months ended June 30, 2025, a decrease of $727,150, or 78.7%. The decrease was driven primarily by a decrease in share-based compensation

Other Expense, Net

Other expense, net was $237 during the three months ended June 30, 2026, compared to $1,640 during the three months ended June 30, 2025, a decrease of $1,403, or 85.5%. The decrease was the result of reduced interest expense on notes payable.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $41 in total assets, consisting of cash of $45, as compared to $140 in total assets, including cash of $22, as of December 31, 2025. The increase in assets is attributable to an increase in cash.

As of June 30, 2026, the Company had total liabilities of $362,735 consisting of accounts payable and accrued expenses of $319,466, rent settlement payable of $9,501, notes payable - current of $7,703, dividends payable of $1,608, and long-term notes payable of $24,457. As of December 31, 2025, the Company had total liabilities of $235,431, consisting of accounts payable and accrued expenses of $192,162, settlement payable of $9,501, notes payable - current of $7,361, dividends payable of $1,608, and long-term notes payable of $24,799. The increase in liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows from Operating Activities

For the six months ended June 30, 2026, cash used in operating activities of $70,136 resulted from a net loss of $197,558, an increase of $127,304 in accounts payable and accrued expenses, and a decrease in inventory of $118.

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

For the six months ended June 30, 2026, cash provided by financing activities was $70,155 consisting of contributed capital.

For the six months ended June 30, 2025, cash provided by financing activities was $88,500 consisting of $90,000 in proceeds from the sale of common stock, offset by repayments of a related party short-term loan in the amount of $1,500.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended June 30, 2026, the Company had a net loss of $197,558, net cash used in operating activities of $70,136, negative working capital of $338,237, an accumulated deficit of $3,686,156 and stockholders’ deficit of $362,694. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Ms. Floretta Gogo, our Chief Executive Officer, and Mr. Xavier Carter, our Chief Financial Officer, have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Former Employee Claim

During the quarter ended June 30, 2026, the Company was served with a lawsuit filed by a former employee in the District Court of Kendall County, Texas, captioned Valarie Grant v. The Cannaisseur Group, Inc., Civil Action No. 26-161. The plaintiff, a former Corporate Secretary of the Company, alleges that the Company failed to pay compensation allegedly due for services rendered and seeks approximately $37,317 in unpaid compensation, together with interest, attorneys’ fees, court costs and other relief.

The Company disputes the plaintiff’s claims and intends to vigorously defend the action. The Company maintains, among other defenses, that equity compensation was an accepted form of compensation between the parties based upon their prior course of dealing, including prior issuances of Company common stock to the plaintiff as compensation. The Company further disputes the Texas court’s exercise of personal jurisdiction over the Company and has challenged jurisdiction on the grounds that the Company is incorporated in Delaware, maintains its principal place of business outside Texas, does not conduct business or maintain offices, property, employees or other operations in Texas, and did not recruit the plaintiff to work in Texas. The Company has requested dismissal of the action for lack of personal jurisdiction. At this stage of the proceeding, the Company cannot predict the ultimate outcome of this matter.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.4**	Amendment to Articles of Incorporation
3.5*	Bylaws
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.
**	Incorporated by reference from the Company’s Form POS AM, filed with the Securities and Exchange Commission on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: August 12, 2026	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ Xavier Carter
Xavier Carter, Chief Financial Officer (Principal Financial Officer)