Form 10-Q
period 2026-09-30
Cannaisseur Group Inc.
filed 2026-11-13
CIK 1879270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class:	Outstanding as of November 9, 2026:
Common Stock, par value $0.0001	60,459,890

The Cannaisseur Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Cannaisseur Group, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$20	$22
Inventory	-	118
Total current assets	20	140

TOTAL ASSETS	$20	$140

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	387,066	192,162
Settlement payable	9,501	9,501
Notes payable, current portion	7,876	7,361
Dividends payable	1,608	1,608
Total current liabilities	406,051	210,632

Long term notes payable, non-current portion	24,284	24,799
Total long-term liabilities	24,284	24,799

TOTAL LIABILITIES	430,335	235,431

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 60,459,890 shares issued and outstanding as of September 30, 2026 and December 31, 2025	6,046	6,046
Additional paid in capital	3,477,916	3,389,954
Accumulated deficit	(3,771,468)	(3,488,889)
Minority interest	(142,809)	(142,402)

Total Stockholders' Deficit	(430,315)	(235,291)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20	$140

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue, net of discounts	$-	$-	$-	$-
Cost of revenue	-	272	118	718
Gross profit	-	(272)	(118)	(718)

Operating Expenses
Selling, general and administrative expenses	85,191	690,209	282,156	1,614,324
Total operating expenses	85,191	690,209	282,156	1,614,324

Operating loss	(85,191)	(690,481)	(282,274)	(1,615,042)

Other income (expense)
Gain on settlement of accounts payable	-	3,800	-	3,800
Loss on conversion of related party debt	-	(23,282)	-	(23,282)
Loss on settlement of mezzanine equity	-	(68,175)	-	(68,175)
Interest expense	(237)	(686)	(712)	(4,037)
Total other income (expense)	(237)	(88,343)	(712)	(91,694)

Net loss before taxes	(85,428)	(778,824)	(282,986)	(1,706,736)
Income tax benefit	-	-	-	-

Net loss	$(85,428)	$(778,824)	$(282,986)	$(1,706,736)

Less: Net loss attributable to minority interest	(116)	(33,657)	(407)	(34,254)

Net loss attributable to TCGI	$(85,312)	$(745,167)	$(282,579)	$(1,672,482)

Weighted average of common shares outstanding
Basic	60,459,890	57,182,671	60,459,890	51,691,780
Diluted	60,459,890	57,182,671	60,459,890	51,691,780

Net loss per common share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2026 and 2025

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid in	Minority	Accumulated	Stockholders'	Mezzanine
	Shares	Amount	Capital	Interest	Deficit	Deficit	Equity

Balance, December 31, 2024	44,337,557	$4,433	$1,476,904	$(107,936)	$(1,714,976)	$(341,575)	37,875

Shares issued for compensation	5,000,000	500	699,500	-	-	700,000
Shares issued for cash	642,857	64	89,936	-	-	90,000	-
Net loss	-	-	-	(200)	(848,583)	(848,783)	-
Balance, March 31, 2025	49,980,414	4,997	2,266,340	(108,136)	(2,563,559)	(400,358)	37,875

Shares issued for conversion of notes payable - related party	76,365	8	10,683	-	-	10,691	-
Gain on conversion of related party debt	-	-	763	-	-	763	-
Cancellation of shares	(300,000)	(30)	30	-	-	-	-
Net loss	-	-	-	(397)	(78,732)	(79,129)	-
Balance, June 30, 2025	49,756,779	4,975	2,277,816	(108,533)	(2,642,291)	(468,033)	37,875

Shares issued for compensation	4,235,444	424	592,538			592,962
Shares issued for conversion of notes payable - related party	3,920,167	392	87,913	-	-	88,305	-
Loss on conversion of related party debt	-	-	23,282	-	-	23,282	-
Shares issued for conversion of accrued salary - related party	1,410,000	141	197,259			197,400
Gain on conversion of accrued salary - related party	-	-	13,600			13,600
Shares issued for conversion of accounts payable	380,000	38	53,162			53,200
Shares issued for settlement of mezzanine equity	757,500	76	105,974			106,050	(37,875)
Capital contribution	-	-	18,650	-	-	18,650	-
Net loss	-	-	-	(33,657)	(745,167)	(778,824)	-
Balance, September 30, 2025	60,459,890	$6,046	$3,370,194	$(142,190)	$(3,387,458)	$(153,408)	$-

Balance, December 31, 2025	60,459,890	6,046	3,389,954	(142,402)	(3,488,889)	(235,291)	-

Capital contribution	-	-	39,740	-	-	39,740	-
Net loss	-	-	-	(117)	(102,378)	(102,495)	-
Balance, March 31, 2026	60,459,890	6,046	3,429,694	(142,519)	(3,591,267)	(298,046)	-

Capital contribution	-	-	30,415	-	-	30,415	-
Net loss	-	-	-	(174)	(94,889)	(95,063)	-
Balance, June 30, 2026	60,459,890	6,046	3,460,109	(142,693)	(3,686,156)	(362,694)	-

Capital contribution	-	-	17,807	-	-	17,807	-
Net loss	-	-	-	(116)	(85,312)	(85,428)	-
Balance, September 30, 2026	60,459,890	$6,046	$3,477,916	$(142,809)	$(3,771,468)	$(430,315)	$-

The accompanying notes are an integral part of these financial statements.

The Cannaisseur Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(282,986)	$(1,706,736)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	1,292,962
Gain on settlement of accounts payable	-	(3,800)
Loss on conversion of related party debt	-	23,282
Loss on conversion of mezzanine equity	-	68,175
Changes in operating assets and liabilities:
Accounts receivable	-	285
Inventory	118	718
Accounts payable and accrued expenses	194,904	217,544
Net Cash Used in Operating Activities	(87,964)	(107,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	90,000
Contributed capital - related party	87,962	18,650
Proceeds from (repayments of) short-term loan - related party	-	(1,500)
Net Cash Provided by Financing Activities	87,962	107,150

Net change in cash and cash equivalents	(2)	(420)
Cash and cash equivalents, beginning of period	22	563
Cash and cash equivalents, end of period	$20	$143

Supplemental cash flow information
Cash paid for interest	$402	$1,206
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of convertible notes payable	$-	$99,759
Shares issued for conversion of accrued salaries	$-	$211,000
Shares issued for settlement of accounts payable	$-	$57,000
Shares issued for conversion of mezzanine equity	$-	$37,875

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company has a cumulative net loss since inception of $3,771,468, a working capital deficit of $406,031, and has required additional capital raises to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at September 30, 2026 or December 31, 2025.

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

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of September 30, 2026 and December 31, 2025 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2026 and December 31, 2025, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any outstanding stock options.

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

3. Sense Acquisition Agreement

On August 28, 2025, the Company entered into an asset purchase agreement (the “Sense Acquisition Agreement”) with Sense Technologies, Inc. and Richard Bell. Pursuant to the Sense Acquisition Agreement, the Company will acquire (i) real estate, equipment, and IP supporting soy processing, human nutrition, and agricultural manufacturing; (ii) Radar, camera, and vehicle-based sensor systems applicable to agricultural, industrial, and automotive settings; and (iii) IP portfolios, manufacturing systems, and related goodwill. Consideration for the acquired assets consists primarily of (i) $965,000 in cash or a one-year term note at an interest rate of 10%; 18,017,500 shares of a new issue of Series A convertible preferred stock; 3,400,000 shares of a new issue of Series B convertible stock; the assumption of $500,000 of existing debt; and common stock equal to 93.5% of shares outstanding, on a fully diluted basis. The Sense Acquisition Agreement transaction was never consummated, no assets or consideration were exchanged, and the original agreement has been terminated by mutual consent of the parties.

On October 26, 2026, the Company entered into an asset purchase agreement (the “New Sense Acquisition Agreement”) with Sense Technologies, Inc. and Sense Natural Products, Inc. to purchase real property as well as various equipment and fixtures located on the property for the sole consideration of 500,000 Class B Preferred Shares to be issued at the closing of the transaction. As of the date of this filing, the transaction has not closed and no assets or consideration have been exchanged.

4. Notes Payable

	September 30, 2026	December 31, 2025
Loan in the amount of $4,095, dated January 4, 2023, payable to Lightspeed Capital (the “Lightspeed Loan”). The Lightspeed Loan is payable at the rate of 11% of the Company’s sales receipts. During the year ended December 31, 2023, the Company received additional borrowings of $5,283, subject to the same repayment terms as the original agreement. During the three and nine months ended September 30, 2026 and 2025, the Company made repayments of $0.	$4,860	$4,860

Economic Injury Disaster Loan (EIDL), dated June 9, 2020. The note bears interest at 3.75% and has a maturity date of June 9, 2050. Payments on the loan were deferred until June 2022, at which point monthly payments of principal and interest totaling $134 became due. Interest in the amount of $2,624 has been accrued as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company made interest payments in the amount of $134 and $402, respectively. During the three and nine months ended September 30, 2025, the Company made interest payments in the amount of $268 and $1,206, respectively.	27,300	27,300

Total	32,160	32,160
Notes payable, current portion	7,876	7,361
Notes payable, noncurrent portion	$24,284	$24,799

Aggregate maturities of convertible notes payable – related parties and notes payable as of September 30, 2026 are as follows:

For the twelve months ended September 30,

2027	$7,876
2028	709
2029	737
2030	765
2031	794
Thereafter	21,279
Total	$32,160

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

During the three and nine months ended September 30, 2026 and 2025, the Company made payments of $0 on the rental settlement. As of September 30, 2026 and December 31, 2025, the amount due under the settlement payable was $9,501.

6. Related Party Transactions

Nine Months Ended September 30, 2026

The Company accrued salaries due to officers in the amount of $172,380.

The Company received capital contributions from related parties in the amounts of $87,962.

Nine Months Ended September 30, 2025

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

Convertible Note Payable in the amount of $6,000, dated August 15, 2024, payable to Ridolfo R. Brown, a related party. The note bore interest at 6.5% and had a maturity date of August 15, 2026. The Brown Note 2 was convertible into common stock at a conversion price equal to the lesser of (i) 80% of the lowest price per share paid by the investors purchasing equity securities with an aggregate sales price of not less than One Million Dollars, or (ii) the number equal to $3,500,000 divided by the numbers of shares of the Company outstanding (calculated on a fully diluted basis), at the option of the holder any time prior to repayment. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $49 and $145, respectively, on this note.

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

7. Stockholders’ Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share. At September 30, 2026 and December 31, 2025, the Company had 60,459,890 shares of common stock issued and outstanding.

Equity transactions during the nine months ended September 30, 2026:

The Company received capital contributions from related parties in the amount of $87,962.

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

8. Segment Information

The Company operates in one reportable segment: CBD hemp products for retail. Through its majority owned subsidiary, Atlanta CBD, the Company offered a variety of CBD wellness products for sale directly to customers via its website. The Company has determined that it operates in one reportable segment, because the chief operating decision maker (“CODM”) reviews financial information for our entire consolidated operations when making decisions related to assessing operating performance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue, net of discounts	$-	$-	$-	$-
Cost of revenue	-	272	118	718
Gross profit	-	(272)	(118)	(718)

Operating expenses:
Professional fees	25,897	34,866	100,893	110,094
Payroll and related costs	57,500	57,568	172,500	200,374
Office related expenses	137	1,019	2,923	2,766
SEC filing related fees	1,526	3,100	4,866	6,320
Share-based compensation	-	592,962	-	1,292,962
Bank fees	121	372	464	656
Taxes	-	-	500	-
Bad debt	-	-	-	285
Other	10	322	10	867
Total operating expenses	85,191	690,209	282,156	1,614,324

Other income (expense):
Gain on settlement of accounts payable	-	3,800	-	3,800
Loss on conversion of related party debt	-	(23,282)	-	(23,282)
Loss on settlement of mezzanine equity	-	(68,175)	-	(68,175)
Interest expense	(237)	(686)	(712)	(4,037)
Total other income (expense)	(237)	(88,343)	(712)	(91,694)

Net loss	$(85,428)	$(778,824)	$(282,986)	$(1,706,736)

Reconciliation of loss
Adjustments and reconciling items	-	-	-	-
Net loss	$(85,428)	$(778,824)	$(282,986)	$(1,706,736)

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

During the three and nine months ended September 30, 2026 and 2025, the Company made payments of $0 on the rental settlement. As of September 30, 2026 and December 31, 2025, the amount due under the settlement payable was $9,501.

10. Subsequent Events

On October 26, 2026, the Company entered into an asset purchase agreement (the “New Sense Acquisition Agreement”) with Sense Technologies, Inc. and Sense Natural Products, Inc. to purchase real property as well as various equipment and fixtures located on the property for the sole consideration of 500,000 Class B Preferred Shares to be issued at the closing of the transaction. As of the date of this filing, the transaction has not closed and no assets or consideration have been exchanged.

The Company has evaluated events occurring subsequent to September 30, 2026 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

On August 28, 2025, the Company entered into the Sense Acquisition Agreement, pursuant to which the Company intends to acquire (i) real estate, equipment, and IP supporting soy processing, human nutrition, and agricultural manufacturing; (ii) Radar, camera, and vehicle-based sensor systems applicable to agricultural, industrial, and automotive settings; and (iii) IP portfolios, manufacturing systems, and related goodwill. Consideration for the acquired assets consists primarily of (i) $965,000 in cash or a one-year term note at an interest rate of 10%; 18,017,500 shares of a new issue of Series A convertible preferred stock; 3,400,000 shares of a new issue of Series B convertible stock; the assumption of $500,000 of existing debt; and common stock equal to 93.5% of shares outstanding, on a fully diluted basis. The Sense Acquisition Agreement transaction was never consummated, no assets or consideration were exchanged, and the original agreement has been terminated by mutual consent of the parties.

On October 26, 2026, the Company entered into an asset purchase agreement (the “New Sense Acquisition Agreement”) with Sense Technologies, Inc. and Sense Natural Products, Inc. to purchase real property as well as various equipment and fixtures located on the property for the sole consideration of 500,000 Class B Preferred Shares to be issued at the closing of the transaction. As of the date of this filing, the transaction has not closed and no assets or consideration have been exchanged.

Results of Operations for the Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Revenue

Revenue was $0 for the three months ended September 30, 2026 and 2025. The Company is not currently operating the retail business. It may, in the future, restructure its website to conduct business online.

Costs of Revenue

Cost of revenue was $0 for the three months ended September 30, 2026, compared to $272 during the three months ended September 30, 2025, a decrease of $272, or 100.0%. Cost of revenue during the three months ended September 30, 2025 consisted entirely of the write-off of obsolete inventory. There was no write-off of obsolete inventory in the current period.

The Company reported negative gross profit for the three months ended September 30, 2026 and 2025. The negative profit margin was the result of the write-off of obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85,191 for the three months ended September 30, 2026, compared to $690,209 during the three months ended September 30, 2025, a decrease of $605,018, or 87.7%. The decrease was driven primarily by a decrease in share-based compensation expense.

Other Expense, Net

Other expense, net was $237 during the three months ended September 30, 2026, compared to $88,343 during the three months ended September 30, 2025, a decrease of $88,106, or 99.7%. The decrease was primarily the result of losses on the conversion of related party debt and settlement of mezzanine equity in the prior year.

Results of Operations for the Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Revenue

Revenue was $0 for the nine months ended September 30, 2026 and 2025. The Company is not currently operating the retail business. It may, in the future, restructure its website to conduct business online.

Costs of Revenue

Cost of revenue was $118 for the nine months ended September 30, 2026, compared to $718 during the nine months ended September 30, 2025, a decrease of $600, or 83.6%. Cost of revenue consisted entirely of the write-off of obsolete inventory. The decrease in the current period was the result of less obsolete inventory.

The Company reported negative gross profit for the nine months ended September 30, 2026 and 2025. The negative profit margin was the result of the write-off of obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $282,156 for the nine months ended September 30, 2026, compared to $1,614,324 during the nine months ended September 30, 2025, a decrease of $1,332,168, or 82.5%. The decrease was driven primarily by a decrease in share-based compensation expense.

Other Expense, Net

Other expense, net was $712 during the nine months ended September 30, 2026, compared to $91,694 during the nine months ended September 30, 2025, a decrease of $90,982, or 99.2%. The decrease was primarily the result of losses on the conversion of related party debt and settlement of mezzanine equity in the prior year.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $20 in total assets, consisting of cash of $20, as compared to $140 in total assets, including cash of $22, as of December 31, 2025. The decrease in assets is attributable to a decrease in cash and the write-off of obsolete inventory.

As of September 30, 2026, the Company had total liabilities of $430,335 consisting of accounts payable and accrued expenses of $387,066, rent settlement payable of $9,501, notes payable - current of $7,876, dividends payable of $1,608, and long-term notes payable of $24,284. As of December 31, 2025, the Company had total liabilities of $235,431, consisting of accounts payable and accrued expenses of $192,162, settlement payable of $9,501, notes payable - current of $7,361, dividends payable of $1,608, and long-term notes payable of $24,799. The increase in liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, cash used in operating activities of $87,964 resulted from a net loss of $282,986, an increase of $194,904 in accounts payable and accrued expenses, and a decrease in inventory of $118.

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

For the nine months ended September 30, 2026, cash provided by financing activities was $87,962 consisting of contributed capital.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2026, the Company had a net loss of $282,986, net cash used in operating activities of $87,962, negative working capital of $406,031, an accumulated deficit of $3,771,468 and stockholders’ deficit of $430,315. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company maintains, among other defenses, that equity compensation was an accepted form of compensation between the parties based upon their prior course of dealing, including prior issuances of Company common stock to the plaintiff as compensation. The Company further disputes the Texas court’s exercise of personal jurisdiction over the Company and has challenged jurisdiction on the grounds that the Company is incorporated in Delaware, maintains its principal place of business outside Texas, does not conduct business or maintain offices, property, employees or other operations in Texas, and did not recruit the plaintiff to work in Texas. The Company requested dismissal of the action for lack of personal jurisdiction.

On September 14, 2026, the Court granted the Company’s motion to dismiss, and the action was dismissed without prejudice. While the plaintiff retains the right to refile the action or assert similar claims subject to applicable statutes of limitations, the Company continues to believe that any such claims are without merit and intends to defend itself vigorously should the matter be refiled.

Item 1A. Risk Factors

See the Company’s Registration Statement on Form S-1 (File No. 333-262710) for the Risk Factors applicable to the Company and its securities.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.4**	Amendment to Articles of Incorporation
3.5*	Bylaws
10.1*	Purchase Agreement with Atlanta CBD, Inc.
10.2*	Agreement with Liberty Management, LLC
10.3*	Atlanta CBD Operating Agreement
10.4*	Conflict of Interest Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 14, 2022.
**	Incorporated by reference from the Company’s Form POS AM, filed with the Securities and Exchange Commission on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cannaisseur Group, Inc.

Dated: November 13, 2026	By:	/s/ Floretta Gogo
Floretta Gogo, Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Xavier Carter
Xavier Carter, Chief Financial Officer (Principal Financial Officer)